Form 10QSB
period 2006-01-31
Crestview Development Corp.
filed 2006-03-24
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 000-51704

CRESTVIEW DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0435537
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

7401 Springbank Blvd, Suite 3
Calgary, Alberta, Canada
(Address of principal executive offices)

(403) 241-1925
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2006, the Issuer had 9,245,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Crestview” mean Crestview Development Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

		January	October 31,
		31, 2006	2005
		(Unaudited)	(Audited)

ASSETS

CURRENT
Cash		$35,309	$84,865

Total Current assets	$		$84,865

LIABILITIES

CURRENT
Accounts payable and accrued liabilities		$0	$0

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
50,000,000 common voting stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
9,2455,000 common stock		9,245	9,245

ADDITIONAL PAID-IN CAPITAL		80,655	80,655

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE		44,555	5,035

		40,310	84,665

		$40,310	$84,865

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

			For the
		For the	period from
		three month	inception on
		period	February 25, 2005
		ended	to
		January	January
		31, 2006	31, 2006

OPERATING EXPENSES
General and administrative expenses	$	$ $44,555	$44,555

Mineral property expenses		-	5,000

NET (LOSS)	$	$ 44,555	$(49,590)

NET (LOSS) PER SHARE – BASIC		$(0.00)	(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC		9,245,000	9,245,000

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars) Unaudited

For the period from inception on February 25, 2005 to January 31, 2006

					Accumulated
					Deficit
					Incurred
				Additional	During the
	Common Stock			Paid-in	Exploration
	Shares		Amount	Capital	Stage	Total

Balance, February 25, 2005	-		$-	$-	$-	$-

Common stock issued for
cash at $0.001per share	5,000,000		5,000	-	-	5,000
cash at $0.02 per share	4,245,000		4,245		-	84,900

Net (loss) for the Period	-		-	-	(5,035)	(5,035)

Net (loss) for the year	-		-	-	$(5,035)	$(5,035)

Balance, October 31, 2005	9,245,000		$9,245	$80,655	$(5,035)	$84,865

Net (loss) for the period	-		-	-	(44,555)	(49,590)

Balance, January 31, 2006	9,245	,000	$9,245	$80,655	$(49,590)	$35,310

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars) Unaudited

		For the
	For the	period
	three	from
	month	inception
	period	on February 25,
	ended	2005 to
	January	January
	31, 2006	31, 2006

OPERATING ACTIVITIES
Net (loss)	$(44,555)	$(49,590)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase (decrease) in accounts payable and
accrued liabilities	(44,555)	44,555

Net Cash (Used For) Operating
Activities	(44,555)	(49,590)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	89,900

Net Cash Provided By Financing
Activities	-	89,900

NET (DECREASE) INCREASE IN CASH	(44,555)	49,590

CASH, BEGINNING OF PERIOD	36,938	-

CASH, END OF PERIOD	$35,310	$35,310

Represented by:
Cash in bank	$35,310	$35,310

	$35,310	$35,310

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars) Unaudited

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Crestview Development Corporation (the “Company”) was incorporated in the State of Nevada on February 25, 2005. The Company was organized to explore mineral properties in British Columbia, Canada. The Company’s fiscal year end is October 31.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2006, the Company had $35,310 in cash, working capital of $35,310 a stockholders’ equity of $40,310 and accumulated net losses of $49,590 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company is not currently earning any revenues.

NOTE 2 – BASIS OF PRESENTATION

The accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

The preparation of the consolidated financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual financial statements as at October 31, 2005 and the period then ended. These unaudited interim period financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual consolidated financial statements and the accompanying notes thereto.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company) Unaudited

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

NOTE 3 – MINERAL LEASES AND CLAIMS

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred as the Captain Black Property.

On October 27, 2004, the Company acquired a 100% interest in one claim comprising of 22 claim units known as the Captain Black Property located in Omenica Mining Division, British Columbia. The claims were for $5,000 cash and $10,000 in property expenditures

NOTE 4 – INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

January
31, 2006
(Unaudited)

Loss before income tax provision	$49590

Expected (benefit) at statutory rates (34%)	(16,983)

Unrecognized benefit of non- capital losses	16,983

Total current income taxes	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	January	October 31,
	31, 200	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$49590	$5,035

Deferred tax Asset (34%)	16,983	1,712

Valuation allowance	(16,983)	(1,712)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $49,590 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars) Unaudited

NOTE 5 – CAPITAL STOCK

Authorized

The Company is authorized to issue 60,000,000 shares of which 50,000,000 shares will be common voting stock, with a par value of $0.001 per share and 10,000,000 will be preferred stock, with a par value of $0.001 per share.

NOTE 6 – SEGMENTED INFORMATION

The Company operates in Canada in one business segment, being the exploration of mineral properties.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as the "Captain Black Property”, comprised of 1 claim and 22 claim units, situated in the Omenica Mining Ditrict , British Columbia, 72km southwest of Houston, in west-central British Columbia and about 7km further southwest of the operating Huckleberry Mine on the eastern slopes of the Coast Mountains. You can access the property by vehicle by means of a gravel road from Houston southwest to the Huckleberry Mine. The Captain Black property may then be reached by traveling southwest along a gravel road for about 7km to the property. The property lies in a region of moderately high mountains. Elevations locally range from 4000 feet to 7500 feet above sea level (A.S.L.) Our plan of operation is to conduct mineral exploration activities on the Captain Black Property in order to assess whether they possess commercially exploitable mineral deposits of silver and gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of silver and gold. See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

Acquisition of the Captain Black Property

We purchased the Captain Black Property Property in an arms-length transaction from Kleinebar Resources for cash consideration of $5,000 and $10,000 in exploration expenditures pursuant to a purchase agreement dated October 27, 2005.

Current State of Exploration

We have not commenced exploration of the Captain Black Property and exploration will be  in the preliminary stages and is scheduled to commence in the summer of 2006. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Captain Black Property in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

. We have sufficient cash on hand to pay the costs of Phase 1,  Phase II and part of Phase III of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

A decision on proceeding beyond the planned Phase II explorations will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II.  The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will only be devoting approximately six to eight hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses
Mineral Property Exploration Expenses	$10,000
TOTAL	$20,000

Our total expenditures over the next twelve months are anticipated to be approximately $20,000. Our cash on hand as of March 15, 2006 is $35,310. We do not have sufficient cash on hand to pay all the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2006	At October 31, 2005
Current Assets	$35,310	$84,865
Current Liabilities	$0	$0
Working Capital (Deficit)	$35,310	$84,865

Cash Flows

Three Months Ended
January 31, 2006
Cash Flows from (used in) Operating Activities	$(44,555)
Cash Flows from (used in) Investing Activities	--
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(44,555)

The decline in our working capital surplus at January 31, 2006 from the period ended October 31, 2005 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of March 15, 2006 we had cash on hand of $35,310. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $49,590 for the period from October 31, 2005 (inception) to January 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase III of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended October 31, 2005.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our mineral properties in good standing.

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $ for the period from February 25, 2005 (inception) to January 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, and a portion of Phase 3 of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of  March 15, 2006, we had cash in the amount of $35,310. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on February 25, 2005 and, to date, have been involved primarily in the acquisition of the mineral claims, obtaining a summary geological report and engaged in organizational activities.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be incurred by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phases II and III of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any we will have to cease operations

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors may lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Captain Black Property may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The Captain Black Property property comprises one mineral claim comprising of 22 claim units, situated in the Omenica Mining Ditrict , British Columbia, 72km southwest of Houston, British Columbia and about 7km further southwest of the operating Huckleberry Mine on the eastern slopes of the Coast Mountains. You can access the property by vehicle by means of a gravel road from Houston southwest to the Huckleberry Mine. The Captain Black property may then be reached by traveling southwest along a gravel road for about 7km to the property. The property lies in a region of moderately high mountains. Elevations locally range from 4000 feet to 7500 feet above sea level (A.S.L.) This is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. An unpaved gravel road is the only access. Winters are often severe with rain, freezing rain, wind, and snow common between November and April.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Philip McDonald, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our president, Philip McDonald, owns 54.09% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McDonald are inconsistent with the best interests of other stockholders

Mr. McDonald is our sole director and executive officer. He owns 54.09 % of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. McDonald may differ from the interests of the other stockholders.

We may conduct further offerings in the future in which case current shareholdings will be diluted

We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as "dilution".

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers

Our Company’s business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to affect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S.

Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

ITEM 3.                CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated October 27, 2005 between Kleinebar Resources and Crestview Development Corporation(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on December 8, 2005, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended January 31, 2006. We have not filed any Current Reports on Form 8-K since January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTVIEW DEVELOPMENT CORPORATION

Date:	March 25, 2006	By:	/s/ Philip McDonald
PHILIP MCDONALD
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)