Form 10QSB/A
period 2006-01-31
Crestview Development Corp.
filed 2006-06-02
CIK 1345432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended January 31, 2006¨Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period
________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2006, the Issuer had 9,245,000 Shares of Common Stock outstanding.

                                                                                                                                                            Transitional Small Business Disclosure Format (check one): Yes ¨No

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

2

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

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

		For the
	For the	period from
	three month	inception on
	period	February
		25, 2005
	ended	to
	January	January
	31, 2006	31, 2006

OPERATING EXPENSES
General and administrative expenses	$44,555	$44,555

Mineral property expenses	-	5,000

NET (LOSS)	$ $ 44,555	$(49,590)

NET (LOSS) PER SHARE – BASIC	$ (0.00)	(0.00)

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING – BASIC	9,245,000	9,245,000

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in United States Dollars) Unaudited

For the period from inception on February 25, 2005 to January 31, 2006

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration

	Shares	Amount	Capital	Stage	Total

Balance, February 25,	-	$-	$-	$-	$-

2005

Common stock issued for
cash at $0.001per share	5,000,000	5,000	-	-	5,000

cash at $0.02 per share	4,245,000	4,245		-	84,900

Net (loss) for the Period	-	-	-	(5,035)	(5,035)

Net (loss) for the year	-	-	-	$(5,035)	$(5,035)

Balance, October 31,	9,245,000	$9,245	$80,655	$(5,035)	$84,865
2005

Net (loss) for the period	-	-	-	(44,555)	(49,590)

Balance, January 31,	9,245,000 $	9,245	$80,655	$(49,590)	$35,310
2006

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

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

January
31, 2006
(Unaudited)

Loss before income tax provision	$49,590

Expected (benefit) at statutory rates (34%)	(16,983)

Unrecognized benefit of non- capital losses	16,983

Total current income taxes	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	January	October 31,
	31, 200	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$49.590	$5,035

Deferred tax Asset (34%)	16,983	1,712

Valuation allowance	(16,983)	(1,712)

Net future income tax asset	$-	$-

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

We anticipate that we will incur over the next twelve months the following expenses:

Planned Expenditures Over

Category	The Next 12 Months (US$)

Legal and Accounting Fees	$10,000

Office Expenses

Mineral Property Exploration Expenses	$10,000

TOTAL	$20,000

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