Form 10QSB/A
period 2006-01-31
Crestview Development Corp.
filed 2006-06-02
CIK 1345432

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

		PART II - OTHER INFORMATION
ITEM 1.		LEGAL PROCEEDINGS.
None.
ITEM	2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS.
None.
ITEM	3.	DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5.		OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated October 27, 2005 between Kleinebar Resources and Crestview Development Corporation(1)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on December 8, 2005, as amended.

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