Form 10QSB/A
period 2006-01-31
Crestview Development Corp.
filed 2006-06-19
CIK 1345432

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

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	January	October 31,
	31, 2006	2005
	(Unaudited)	(Audited)

ASSETS

CURRENT
Cash	$40,310	$84,865

Total Current assets	$40,310	$84,865

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$10,000	$0

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
50,000,000 common voting stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
9,245,000 common stock	9,245	9,245

ADDITIONAL PAID-IN CAPITAL	80,655	80,655

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	44,555	5,035

	30,310	84,665

	$30,310	$84,865

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

			For the
		For the	period from
		three month	inception on
		period	February 25, 2005
		ended	to
		January	January
		31, 2006	31, 2006

OPERATING EXPENSES
General and administrative expenses	$	$ $44,555	$44,590

Mineral property expenses		-	5,000

NET (LOSS)	$	$ 44,555	$(49,590)

NET (LOSS) PER SHARE – BASIC		$(0.00)	(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC		9,245,000	9,245,000

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars) Unaudited

For the period from inception on February 25, 2005 to January 31, 2006

					Accumulated
					Deficit
					Incurred
				Additional	During the
	Common Stock			Paid-in	Exploration
	Shares		Amount	Capital	Stage	Total

Balance, February 25, 2005	-		$-	$-	$-	$-

Common stock issued for
cash at $0.001per share	5,000,000		5,000	-	-	5,000
cash at $0.02 per share	4,245,000		4,245		-	84,900

Net (loss) for the Period	-		-	-	(5,035)	(5,035)

Net (loss) for the year	-		-	-	$(5,035)	$(5,035)

Balance, October 31, 2005	9,245,000		$9,245	$80,655	$(5,035)	$84,865

Net (loss) for the period	-		-	-	(44,555)	(49,590)

Balance, January 31, 2006	9,245	,000	$9,245	$80,655	$40,310)	$40,310

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars) Unaudited

		For the
	For the	period
	three	from
	month	inception
	period	on February 25,
	ended	2005 to
	January	January
	31, 2006	31, 2006

OPERATING ACTIVITIES
Net (loss)	$(44,555)	$(49,590)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase (decrease) in accounts payable and
accrued liabilities	(44,555)	44,555

Net Cash (Used For) Operating
Activities	(44,555)	(49,590)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	89,900

Net Cash Provided By Financing
Activities	-	89,900

NET (DECREASE) INCREASE IN CASH	(44,555)	49,590

CASH, BEGINNING OF PERIOD	84,,865	-

CASH, END OF PERIOD	$40,310	$40,310

Represented by:
Cash in bank	$40,310	$40,310

	$40,310	$40,310

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2006, the Company had $40,310 in cash, working capital of $30,310 a stockholders’ equity of $40,310 and accumulated net losses of $49,590 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

January
31, 2006
(Unaudited)

Loss before income tax provision	$49,590

Expected (benefit) at statutory rates (34%)	(16,983)

Unrecognized benefit of non- capital losses	16,983

Total current income taxes	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	January	October 31,
	31, 200	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$49,590	$5,035

Deferred tax Asset (34%)	16,983	1,712

Valuation allowance	(16,983)	(1,712)

Net future income tax asset	$-	$-

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2006	At October 31, 2005
Current Assets	$40,310	$84,865
Current Liabilities	$10,000	$0
Working Capital (Deficit)	$30,310	$84,865

Cash Flows

Three Months Ended
January 31, 2006
Cash Flows from (used in) Operating Activities	$(44,555)
Cash Flows from (used in) Investing Activities	--
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(44,555)

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

CRESTVIEW DEVELOPMENT CORPORATION

Date:	June 16, 2006	By:	/s/ Philip McDonald
PHILIP MCDONALD
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)