Form 10QSB/A
period 2006-01-31
Crestview Development Corp.
filed 2006-06-21
CIK 1345432

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated October 27, 2005 between Kleinebar Resources and Crestview Development Corporation(1)

31.1	CERTIFICATIONS

32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on December 8, 2005, as amended.

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