Form 10QSB
period 2006-07-31
Crestview Development Corp.
filed 2006-09-19
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006, the Issuer had 9,245,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Crestview” mean Crestview Development Corporation and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	July	October 31,
	31 2006	2005
	(Unaudited)	(Audited)

ASSETS

CURRENT
Cash	$1,569	$84,865

Total Current assets	$1,569	$84,865

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$1,500	$0

STOCKHOLDERS’ EQUITY

CAPITAL STOCK
Shares authorized:
50,000,000 common voting stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Shares issued and outstanding:
9,2455,000 common stock	9,245	9,245

ADDITIONAL PAID-IN CAPITAL	80,655	80,655

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	88,331	5,035

	69	84,665

	$69	$84,865

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States Dollars) Unaudited

				For the
		For the	For the	period from
		six month	Three month	inception on
		period	period	February 25, 2005
		ended	ended	to
		July	July	July
		31, 2006	31, 2006	30, 2006

OPERATING EXPENSES
General and administrative expenses		$$73,296	$38,122	$50,209

Mineral property expenses		10,000		5,000

NET (LOSS)	$	$(83,296)	$ (38,122)	$(50,209)

NET (LOSS) PER SHARE – BASIC		$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC		9,245,000		9,245,000

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars) Unaudited

For the period from inception on February 25, 2005 to July 31, 2006

					Accumulated
					Deficit
					Incurred
				Additional	During the
	Common Stock			Paid-in	Exploration
	Shares		Amount	Capital	Stage	Total

Balance, February 25, 2005	-		$-	$-	$-	$-

Common stock issued for
cash at $0.001per share	5,000,000		5,000	-	-	5,000
cash at $0.02 per share	4,245,000		84,900		-	84,900

Net (loss) for the Period	-		-	-	-	-

Net (loss) for the year	-		-	-	$(5,035)	$(5035)

Balance, October 31, 2005	9,245,000		$9,245	$80,655	$(5,035)	$84,865

Net (loss) for the period	-		-	-	(38,122)	(83,296)

Balance, July 31, 2006	9,245	,000	$9,245	$80,655	$(83,296)	$1,5691

The accompanying notes are an integral part of these consolidated financial statements.

CRESTVIEW DEVELOPMENT CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States Dollars) Unaudited

			For the
	For the	For the	period
	six	three	from
	month	month	inception
	period	period	on February 25,
	ended	ended	2005 to
	July	July	July
	31, 2006	31, 2006	30, 2006

OPERATING ACTIVITIES
Net (loss)	$(83,296)	$(38,122)	$(50,209)
Adjustment to reconcile net (loss) to
net cash used for operating activities:
Increase (decrease) in accounts payable and
accrued liabilities	1,500	1,500	1,500

Net Cash (Used For) Operating
Activities	83,296	619	50,209

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	89,900

Net Cash Provided By Financing
Activities	-	-	89,900

NET (DECREASE) INCREASE IN CASH	(83,296)	38,122	50,209

CASH, BEGINNING OF PERIOD	84,865	39,691	-

CASH, END OF PERIOD	$1,569	$ 1,569	$1,569

Represented by:
Cash in bank	$1,569,	$ 1,569	$1,569

	$1,569	$ 1,569	$1,569

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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2006, the Company had $1,569 in cash, working capital of $69 a stockholders’ equity of $69 and accumulated net losses of $88,331 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

July
31, 2006
(Unaudited)

Loss before income tax provision	$88,331

Expected (benefit) at statutory rates (34%)	(30,033)

Unrecognized benefit of non- capital losses	30,033

Total current income taxes	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	July	October 31,
	31, 200	2005
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$88,331	$5,035

Deferred tax Asset (34%)	30,033	1,712

Valuation allowance	(30,033)	(1,712)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $50,209 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

Current State of Exploration

We have not commenced exploration of the Captain Black Property , On April 27, 2006 we Advanced the sum of $10,000 to Kleinebar Resources to conduct Phase I and Phase II of our exploration program. Through out July and August of 2006 Kleinebar conducted and completed Phase 1 and Phase 2 of our exploration program. Results of the exploration work performed are currently at the laboratory are being tested for mineral content and anticipate to have these results towards the end of September.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$9,000
Office Expenses	-
Mineral Property Exploration Expenses	-
TOTAL	$9,000

Our total expenditures over the next twelve months are anticipated to be approximately $9,000. Our cash on hand as of July 31, 2006, 2006 is $1,569. We do not have sufficient cash on hand to pay all the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

                                                                                  4

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2006	At October 31, 2005
Current Assets	1,5691	$84,865
Current Liabilities	$15,00	$0
Working Capital (Deficit)	$69	$84,865

Cash Flows

Three Months Ended
July 31, 2006
Cash Flows from (used in) Operating Activities	$(38,122)
Cash Flows from (used in) Investing Activities	--
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$38,122)

The decline in our working capital surplus at July 31, 2006 from the period ended October 31, 2005 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, July 31 2006 we had cash on hand of $1,569 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended October 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $88,331   for the period from February 25, 2005 (inception) to July 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $88,331or the period from February 25, 2005 (inception) to July 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, and a portion of Phase 3 of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of   July 31, 2006, we had cash in the amount of $1,569. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase III of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2006. We have not filed any Current Reports on Form 8-K since July 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTVIEW DEVELOPMENT CORPORATION

Date:	September 18, 2006	By:	/s/ Philip McDonald
PHILIP MCDONALD
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)