Form 10KSB
period 2006-10-31
Crestview Development Corp.
filed 2007-02-14
CIK 1345432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [		] to [	]

Commission file number  000-51704

Crestview Development Corporation
(Name of small business issuer in its charter)

Nevada	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Springbank Blvd, Suite 3, Calgary, Alberta	T3H 5R2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  403-241-1925

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,245,000 shares of common stock at $0.075 (1) per share = $318,750

(1) Based on the average bid and ask prices on January 24, 2007.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

9,425,000 shares of common stock issued and outstanding as of January 24, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☒     No [ ]

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes” , “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our company”, and “Crestview” mean Crestview Development Corporation, a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated on February 25, 2005, under the laws of the state of Nevada. Our principal offices are located at 7401 Springbank Boulevard, Suite 3, SW Calgary Alberta, Canada. Our telephone number is 403-241-1925.

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol CVDV, however, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board to the date of the annual report.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Current Business

We are an exploration stage company and have been engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have a 100% interest in one mineral claim, comprising 22 claim units, known as the Captain Black property, which is located in the Omenica Mining District, British Columbia, approximately 72 km southwest of Houston, British Columbia. We acquired the Captain Black property pursuant to a mineral purchase and sale agreement, dated October 27, 2005, with Kleinebar Resources Ltd., a private company owned by Robert F. Weicker, in consideration for the payment of $5,000 to Kleinebar Resources and to incur an additional $10,000 in exploration and development costs on the Captain Black property by July 30, 2006. On April 27, 2006, we advanced the sum of $10,000 to Kleinebar Resources to conduct the initial phases of our four-phase exploration program, which Kleinebar Resources conducted and completed. The initial phases consisted of: (i) sampling and geological mapping; and (ii) magnetometer surveying. The results of the initial phases of exploration were included in a Geological Report for the Captain Black property prepared by Mr. Robert Weicker in January 2007. Please see “Item 2. Description of Property”.

The third phase of our four-phase exploration program is intended to consist of trenching and sampling in areas of exposed mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. We expect that the third phase of our exploration program will cost approximately $37,500.

The fourth phase of our four-phase exploration program is intended to consist of drilling to test mineralized fault structures. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content. We expect that the fourth phase of our exploration program will cost $225,000.

There are substantial costs involved with completing our exploration program. In addition, we have not been able to generate any revenue since incorporation nor do we anticipate earning revenues until such time as we enter into commercial production of our mineral property. There is no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resource on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

As a result of our failure to generate revenues, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues and the conclusions contained in the Geological Report for the Captain Black Property, management has decided that it may not be in the best interests of our company to continue to pursue our current business. We have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the mineral exploration industry. Simultaneously, in an effort to substantiate stockholder value, we are seeking compatible or alternative business opportunities. We can provide no assurance that we will be able to identify any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in identifying or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, our President may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has been involved in negotiations with business entities which conduct operations unrelated to our business. However, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this quarterly report are advised to determine if we have subsequently filed a Form 8-K.

Compliance with Government Regulation

Depending on our ability to identify, negotiate, acquire and develop an alternate business opportunity, at this time we are not able to predict what government regulations and/or approvals will apply to us and the products/services we may offer.

Competition

Currently, we are simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company, we anticipate that we will encounter competition from other entities having business objectives similar to ours. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial, marketing, technical, human and other resources than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Furthermore, if we succeed in effecting business combination, there will, in all likelihood, be intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources to compete effectively in a new industry.

Research and Development

We have not incurred any research and development costs since our incorporation.

Employees

Currently we have no employees other than our director and officer. We do not expect any material changes in the number of employees over the next 12 month period. However, we may utilize the services of outside consultants or advisors to assist us in identifying, negotiating and acquiring a business opportunity.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating to Our Business

We have had negative cash flows from operations and we have abandoned our previous business.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $92,814 for the year ending October 31, 2006, and cumulative losses of $97,849 for the period form February 25, 2005 (inception) to October 31, 2006. Our net cash used in the year ending October 31, 2006 was $83,314. As of October 31, 2006 we had working capital deficiency of $7,949. We expect to incur additional losses as we seek new business opportunities.

In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by shell companies that enter into new businesses, such as: an unpredictable business environment; the difficulty of managing growth; and the strengths and weaknesses of our business model. If we do not effectively manage these risks, we may go out of business. To address these risks, we must, among other things: find and become engaged in a business opportunity that will be successful for our company; hire consultants or employees to manage the new business opportunity; develop the new business; create and execute a marketing plan; implement our business and marketing strategy; and, establish our customer base.

We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition and operations. In addition, our operating results are dependent to a large degree upon factors outside of our control, including among other things, a viable business opportunity. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business and financial condition.

We have not generated any revenue from our previous business and we will need to raise additional funds in the near future. If we are unable to obtain the financing required to identify and become engaged in a new business opportunity, our business will fail.

Because we have not generated any revenue from our previous business and we cannot anticipate when, if at all, we will be able to generate revenue from our new business, we will need to raise additional funds for the future acquisition and development of a new business and respond to unanticipated requirements or expenses. We anticipate that we will need approximately $100,000 to identify, negotiate, acquire and develop a potential business opportunity. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

We will attempt to raise the money we need through the private placement of our common stock, through a public offering, through debt securities or through shareholder or third party loans. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

We may be unsuccessful at identifying, acquiring and operating the right business opportunities. If we are unable to find, acquire or operate the right business opportunities for our company, we may never achieve profitable operations.

We are an inactive company right now, seeking a business opportunity in a related or unrelated business. We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

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

Because our president, Philip McDonald, owns 54.1% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McDonald are inconsistent with the best interests of other stockholders.

Mr. McDonald is our sole director and executive officer. He owns 54.1 % of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. McDonald may differ from the interests of the other stockholders.

We may conduct further offerings in the future in which case current shareholdings will be diluted.

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

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Calgary, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, the our sole director and officer resides outside the United States, and nearly all of the assets of this person and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or our director and officer located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

Risks Relating to Our Shares of Common Stock

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our shares of common stock are quoted for trading on the OTC Bulletin Board, however, no trades of our common stock have occurred the facilities of the OTC Bulletin Board to the date of this annual report. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2.	Description of Property.

Our principal office is located at 7401 Springbank Blvd., Suite 3, Calgary, Alberta. We have no lease arrangements for office space, as our president provides us with office space free of charge. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Captain Black Property Purchase Agreement

On October 27, 2005, we entered into a mineral purchase and sale agreement with Kleinebar Resources Ltd., a private company owned by Robert F. Weicker, whereby we acquired a 100% interest in one mineral claim, composting of 22 claim units, located in the Omenica Mining District of British Columbia, in consideration for the payment of $5,000 to Kleinebar Resources Ltd. and to incur an additional $10,000 of expenditures on the Captain Black Property.

Description, Location and Access

The Captain Black property is situated in the Omenica Mining Ditrict , British Columbia, 72km southwest of Houston, British Columbia and about 7km further southwest of the operating Huckleberry Mine on the eastern slopes of the Coast Mountains. The property can be accessed by helicopter, or by vehicle by means of a gravel road from Houston southwest to the Huckleberry Mine. The Captain Black property may then be reached by traveling southwest along a gravel road for about 7km to the property. The property lies in a region of moderately high mountains. Elevations locally range from 4000 feet to 7500 feet above sea level.

Title to the Captain Black Property

The Captain Black property consists of one claim group, number 503274, known as the “Captain Black, was staked on January 13, 2005 and acquired on October 27, 2005 by Crestview Development Corporation from Kleinebar Resources comprising 12 cells for a total of 230 ha. The property is currently in good standing till January 13, 2008.

Mineralization

Based on the previous geological mapping, and the 2006 site visit, it is observed that the extensive, moderate to intense, limonite and iron stain resulting from the oxidation of pyrite, pyrrhotite and to a lesser extent from mafic rock-forming minerals is abundant on the Captain Black property. The pervasive rusty brown slopes and hills can be observed from a distance of many kilometers.

It is reported, that much of this iron can be attributed to the original composition of the volcanic rocks. Strong limonite is also observed related to certain conglomerate or breccia units. Pyrite and limonite also coincide with shear or fault zones, resulting in numerous gossanous features, with associated pyrite, galena, sphalerite, and more rarely tetrahedrite. Calcite or a carbonate breccia is also common in many of the shear zones.

Previous work (Kallock) has mapped and sampled several mineralized structures including the Captain Vein (upper and lower adits, although the lower adit was partially blocked), the Captain Vein Extension (320 meters south at elv. 1768 m (5800 ft)), the Bennett Lead (300 meters south, 1677 elv (5500 ft)), and at least three other sulphide veins on the property. Kallock sampled the upper adit at 3 metre intervals across the back of the drift. Of 39 channel samples collected the highest sample assayed 289.4 grams per tonne silver (gpt) (8.44 ounces per ton (oz/t)), 2.62 % lead (Pb), 1.26 % zinc (Zn) and 0.09% copper (Cu) across 0 9 metres.

The lower adit was also sampled on 3 metre intervals over widths of approximately 2.5 metres. Minor lead and zinc and a high value of 15.1 g/t (0.44 oz/t) silver was returned. Kallock reports, the Bennett Lead returned up to 3531.5 g/t (103.0 oz/t) silver from a grab sample, the Captain Vein Extension returned greater than 10% sphalerite, and the #2 vein with up to 401.8 g/t (11.72 oz/t) silver.

Sampling completed the 2006 site visit returned significant values of silver, lead and zinc from the upper adit and surrounding area. Significantly, three samples from the adit returned silver values of 524.0 g/t (15.28 oz/t) (#51681), 64.9 g/t (1.89 oz/t) (#51680), and 99.1 g/t (2.89 oz/t) (#51679), from approximately 50 to 65 meters from the end face of the adit. Significant lead and zinc were also returned in these samples, along with minor gold values. Sampling of a parallel vein west of the upper adit returned 2,395 g/t (69.85 oz/t) silver, 23.5% lead, and 3.85% zinc from a selected grab sample.

Exploration History

Early work on the Captain Black property was carried out by George Seel and the Tahtsa Mining Company during the late 1920’s. The upper tunnel was driven along what is now called the Captain Vein for 115m (376 ft) long. It is reported that this work uncovered a 3 meter wide shear zone with anomalous values of silver, lead and zinc. Development ore (1 tonne) from this shear in 1926 returned grades of 1,058 g/t silver (Ag) (30.9 oz/t Ag), 11.9% lead (Pb) and 1.1% zinc (Zn). This adit is still accessible and was sampled during the 2006 program. The lower adit was driven in 1980 for a distance of 27 meters, with a raise for 27 meters vertically also completed. These works are not accessible.

A limited amount of diamond drilling has been conducted from surface on the Captain Vein. It is reported that Tom McQuillum drilled four short core holes totaling 120 metres during the 1962 field season. It was reported that a 4x4 road was constructed from a camp on the south side of Tahtsa Lake to the adit area in the early 1980’s, however this road is currently in poor condition.

During the 1981 field season a substantial amount of property occurred over the Captain Black property area (known as the Sam claims) by Tahtsa Mines Ltd. Four large claims and two fractions were added to the existing claims bringing the total to approximately 39 square kilometers. Between July 30 and September 7 1981 Arctex Engineering Services conducted a geological survey of the property. The two existing adits were examined and sampled and a geological map of the property was prepared. Recommendations regarding future exploration for lead zinc silver veins large tonnage low grade gold deposits and copper molybdenum porphyry targets were proposed.

The present Captain Black property has been previously known as the “Captain”, “Swannell”, “Swing”, “Peak”, and “Swing Peak”. Assessment reports over the area include:

•              Assessment Report: 10261 – Operator Tahtsa Mines Ltd., by Paul Kallock et.al, 1983; included geological, geophysics, geochemistry and published report (“Place and Time of Porphyry-Type Cu-Mo Mineralization in Upper Cretaceous Caldera Development, Tahtsa Lake, B.C., in Nevada Bureau of Mines and Geology, Report 33, 1979, by R.W. Hodder and D.G. MacIntyre).

•              Assessment Report: 16356 – Operator Triple Star Resources Corp., by B. Locke and Paul Kallock, 1986, geological and geochemistry.

The 2006 program consisted of a site visit to the Captain Black property in order to investigate the known mineral showings (Captain Vein, etc.) related to epithermal mineralization, and to access the area for more extensive mineralization related to the pervasive limonite and iron stain alteration resulting from the oxidation of pyrite, pyrrhotite and to a lesser extent from mafic rock-forming minerals, related to a possible porphyry target. A two man crew flew by helicopter from Smithers during August 2006 and a three day visit was completed. Prospecting and sampling of the known mineralized showings were conducted, along with prospecting of newly exposed terrain due to the retreat of the glaciers at higher elevations. The estimated cost of the 2006 field program was approximately $10,000.

Geological Report

Mr. Robert Weicker, a professional geologist, has completed an evaluation of the Captain Black property and  prepared a geological report on our claims.

Based on his review, Mr. Weicker concludes that the porphyry targets contained in the Captain Black property are better used for a major exploration company and/or joint venture agreement, to share cost and risk.

At this time, it is not recommended that we pursue exploration of the deep porphyry targets.

Activity during the 2006 site visit and the 1981-82 geological mapping programs was concentrated in the area of the adits and the north and south ridges on the Captain Black property. Epithermal vein mineralization had previously been known in the Captain Vein and its extension and several other similar shear zones on the north side of the south ridge. Shear and vein zones also are known to occur on the south side of the north ridge suggesting through-going mineralized structures which may transect the ridge.

Sampling completed the 2006 site visit returned significant values of silver, lead and zinc from the upper adit and surrounding area. Three samples from the adit returned silver values of 524.0 g/t (15.28 oz/t) (#51681), 64.9 g/t (1.89 oz/t) (#51680), and 99.1 g/t (2.89 oz/t) (#51679). Significant lead and zinc were also returned in these samples, along with minor gold values. Sampling of a parallel vein west of the upper adit returned 2,395 g/t (69.85 oz/t) silver, 23.5% lead, and 3.85% zinc from a selected grab sample.

Since the early exploration activities (two short adits in the 1920’s, limited drilling (120 meters in 4 holes) in the 1960’s, and the geological mapping/sampling in 1981-82) the epithermal vein targets have not been adequately explored, and given the current prices of silver, lead, and zinc, these targets warrant further exploration. Additional geophysics included Electromagnetic (EM) and Induced Polarization (IP) methods should be conducted to determine if the sulphide veins pods or lenses have a significant response. Further exploration, especially drilling, will be compounded by the steep, rugged topography in the area of the known showings. However the multiple parallel veins and/or mineralized shear zones will allow testing of multiple targets with each drill hole.

The second objective of the 2006 program was to uncover new zones of mineralization related to the widespread propylitic alteration and sulphide concentration, possibly associated with buried porphyry targets. Zones of intense silicification or argillic alteration were mapped and sampled in 2006 (51694-698) and 1981-81 activities, as were ferricrete or intensely limonitized zones. However no significant precious or base metal values were encountered on the north ridge area.

In the 1983 reference by Kallock, an internal report by Locke B Goldsmith indicates:

At the Captain Vein if an epithermal vein model is applied, the implication of depth to buried porphyry is greater than 300 or 400 metres. On the lower slopes of the north ridge in the propy1itic altered area a porphyry stock may be much shallower.

Porphyry Cu Mo deposits are associated with the Tahtsa caldera as are epithermal veins. The Emerald Glacier property on Mt Sweeney about 7 km north of the Tahtsa property (i.e. Captain Black property) produced 4,560 tons of 1ead zinc si1ver ore in 1951 and 1952. It undoubtedly has similarities to the epithermal model of Buchanan. Complicating features such as faulting overprinting or leaching of the vein system may prohibit fitting of the Captain Vein at the Tahtsa property (i.e. Captain Black property) into the model. Nevertheless the presence of quartz chlorite and pyrite in the gangue and galena sphalerite chalcopyrite and argentite 7 in the mineralization may fit into Buchanan s model at 350 to 450 metre depth.

While a much more extensive review of the data is required to fully evaluate the porphyry potential of the Captain Black property, the following limiting factors contribute need to be considered:

1.             Size of property. The current Captain Black property, while covering the known showings and mineral prospects is limited in size. Exploration for large porphyry targets usually require significantly larger land package, and as the area around the property is staked, it would necessitate a consolidation of multiple land owners.

2.             Depth of target- As indicated above, testing of the porphyry target would require extensive geophysical and geological programs to target drilling, which could require holes of 350-450 meters.

3.            Logistic – The steep and rugged topography and the lack of road or trail access would escalate the exploration expenditures.

While limiting, the above factors can all be accommodated. However the porphyry targets are better used for a major exploration company and/or a joint venture arrangement, to share the cost and risk. At this time, it is not recommended that Crestview Development Corp. pursue exploration of the deep porphyry targets.

Item 3.	Legal Proceedings.

Other than as set forth below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. A total of 5,000,000 shares of common stock that were issued to the existing stockholders are eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition.

Shares purchased in this offering, which will be immediately resaleable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

As at January 24, 2007, we have 9,245,000 shares issued and outstanding. We have 42 registered shareholders.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have a stock option plan or any equity compensation plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended October 31, 2006.

Item 6.	Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the related notes for the years ended October 31, 2006 and 2005 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

Overview

As a result of our failure to generate revenues, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues and the conclusions contained in the Geological Report for the Captain Black Property, management has decided that it may not be in the best interests of our company to continue to pursue our current business. We have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the mineral exploration industry. Simultaneously, in an effort to substantiate stockholder value, we are seeking compatible or alternative business opportunities. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunity by our company will require additional financing. We can provide no assurance that we will be able to identify any such business opportunities. Further, there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At October 31, 2006, we had working capital deficit of $7,949.

At October 31, 2006, our total assets were $1,551, which consisted of entirely of cash.

At October 31, 2006, our total current liabilities were $9,500.

Expenses for the year ending October 31, 2006 were $92,814 compared to $97,849 since incorporation.

We anticipate that we will expend approximately $100,000 during the twelve month period ending October 31, 2007 on identifying, negotiating, acquiring and developing new business opportunities. These anticipated expenditures are estimated as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2007

Operating Expenses
General and Administrative	$100,000
Total Operating Expenses	$100,000

The continuation of our business is dependent upon obtaining further financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

General and Administrative Expenses

Our General and Administrative expenses will include costs in connection with identifying, negotiating, acquiring and developing new business opportunities.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies and Estimates

Basis of Presentation – The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Exploration Stage Company – We are an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7. We are primarily engaged in the acquisition and exploration of mining properties. All losses accumulated since inception have been considered as part of our exploration stage activities.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Income Taxes – Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net Income (Loss) Per Share – SFAS 128 "Earnings per Share” requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At October 31, 2006, we had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Regulatory Matters – Our company and our mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect our financial position.

Comprehensive Loss – SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2006, we had no items that represent comprehensive loss and therefore, we have not included a schedule of comprehensive loss in financial statements.

Fair Values of Financial Instruments – Financial instruments include cash, deposits and accounts payable and accrued liabilities. Management does not believe that we are subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Concentration of Risk – We maintain our cash accounts in one commercial bank. Our cash accounts are in a business checking account in a high quality financial institution. As at October 31, 2006, we had not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up Expenses – We have adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from inception on February 25, 2005 to October 31, 2006.

New Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in the first quarter of fiscal year 2007 and do not expect it to have a material impact on our consolidated results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures its assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by our company in the first quarter of fiscal year 2009. We are unable at this time to determine the effect that our adoption of SFAS 157 will have on our results of operations and financial condition.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt it in the first quarter of fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial condition and are not currently in a position to determine such effects, if any.

Taxes Collected and Remitted to Governmental Authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

(That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We currently present such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to our financial statements.

Accounting for Rental Costs Incurred During a Construction Period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by our company in the first quarter of fiscal year 2007. Our adoption of FAS 13-1 will not materially affect our results of operations and financial position.

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by our company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our results of operations and financial condition

FSP FAS 123(R) -5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We do not expect the adoption of FSP FAS 123(R)-5 to have a material impact on our consolidated results of operations and financial condition

Item 7.	Financial Statements.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated February 12, 2007.

Balance Sheets as of October 31, 2006 and 2005.

Statements of Stockholders’ Equity (Deficit) from February 25, 2005 (inception) to October 31, 2006.

Statements of Operations for the years ended October 31, 2006 and 2005 and for February 25, 2005 (inception) to October 31, 2006.

Statements of Cash Flows for the years ended October 31, 2006 and 2005 and for February 25, 2005 (inception) to October 31, 2006.

Notes to the Financial Statements.

Crestview Development, Inc.

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

Balance Sheet	2

Statements of Operations	3

Statements of Changes in Stockholders’ Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Crestview Development, Inc.

We have audited the accompanying balance sheets of Crestview Development, Inc. as of October 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crestview Development, Inc. as of October 31, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $97,849 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Jewett, Schwartz, Wolfe & Associates

February 12, 2007

Hollywood, Florida

Crestview Development Corporation

(An Exploration Stage Company)

BALANCE SHEET

October 31,
2006

ASSETS

Current Assets
Cash	1,551

Total Current Assets	1,551

Mineral Property Interest, Net	-

Total Assets	$1,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	9,500

Total Current Liabilities	9,500

Stockholders' Deficit
Common stock, $.001 par value 50,000,000 shares authorized
9,245,000 shares issued and outstanding	9,245
Additional paid-in capital	80,655
Deficit accumulated during the development stage	(97,849)

Total Stockholders' Deficit	(7,949)

Total Liabilities and Stockholders' Deficit	$1,551

The accompanying notes are an integral part of these financial statements

Crestview Development Corporation

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the Year	For the Year	For the Period
	Ended	Ended	from February 25,
	October 31, 2006	October 31, 2005	2005 (inception)
			to October 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	3,214	35	3,249
Professional fees	79,600	-	79,600
Exploration cost	10,000	5,000	15,000

Total operating expenses	92,814	5,035	97,849

Net loss before provision for income taxes	(92,814)	(5,035)	(97,849)

Provision for income taxes	-	-	-

Net loss	(92,814)	(5,035)	(97,849)

Weighted average common shares outstanding -
Basic and diluted	9,245,000	9,245,000	9,245,000

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

Crestview Development Corporation

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	50,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)

BALANCE, APRIL 14, 2004 (INCEPTION)	-	$-	$-	$-	$-
Common shares issued at par value	-	-	-	-
Common shares issued at $0.002 per share	4,245,000	4,245	80,655	-	84,900
Common shares issued at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss	-	-	-	(5,035)	(5,035)

BALANCE, OCTOBER 31, 2005	9,245,000	$9,245	$80,655	$(5,035)	$84,865

Net loss	-	-	-	(92,814)	(92,814)

BALANCE, OCTOBER 31, 2006	9,245,000	$9,245	$80,655	$(97,849)	$(7,949)

The accompanying notes are an integral part of these financial statements

Crestview Development Corporation

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	For the Period
	Ended	Ended	from February 25,
	October 31, 2006	October 31, 2005	2005 (inception)
			to October 31, 2006
Cash Flows From Operating Activities
Net loss	$(92,814)	$(5,035)	$(97,849)
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	9,500	-	9,500

Net cash used in operating activities	(83,314)	(5,035)	(88,349)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	89,900	89,900

Net cash provided by financing activities	-	89,900	89,900

Increase (decrease) in cash and cash equivalents	(83,314)	84,865	1,551

Cash and Cash Equivalents, Beginning of Period	84,865	-	-

Cash and Cash Equivalents, End of Period	$1,551	$84,865	$1,551

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Nature of Operations

Crestview Development Corporation (the Company) was incorporated in the State of Nevada on February 25, 2005. The Company was organized to explore mineral properties in British Columbia, Canada.

Going Concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2006, the Company had $1,551 in cash and working capital, with accumulated net losses of $97,849 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company is not currently earning any revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Exploration Stage Company

The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7. It is primarily engaged in the acquisition and exploration of mining properties.  All losses accumulated since inception, have been considered as part of the Company’s exploration stage activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Income Taxes

Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net Income (Loss) Per Share

SFAS 128 "Earnings per Share” requires dual presentation of basic earnings per share (EPS) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At October 31, 2006, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2006 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Fair Values of Financial Instruments

Financial instruments include cash, deposits and accounts payable and accrued liabilities. Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Concentration of Risk

The Company maintains its cash accounts in one commercial bank. The Company's cash accounts are in a business checking account in a high quality financial institution. As at October 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on February 25, 2005 to October 31, 2006.

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by SFAS 123, "Accounting for Stock-based Compensation". The Company does not have a stock option plan nor has it granted any stock options since inception.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures its assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes Collected and Remitted to Governmental Authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s financial statements.

Accounting for Rental Costs Incurred During a Construction Period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its results of operations and financial position.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition

FSP FAS 123(R) -5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.

The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

NOTE 3 – MINERAL LEASES AND CLAIMS

The Company has a 100% interest in a certain mineral property in the Omenica Mining Division British Columbia, Canada, collectively referred as to the Captain Black Property.

On October 27, 2005, the Company acquired a 100% interest in numerous claims known as the Captain Black Property and is located in the Omenica Mining Division, British Columbia. The claims were purchased for $5,000 cash.

CRESTVIEW DEVELOPMENT CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

The Company has incurred operating losses of approximately $97,849 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset entirely by a valuation allowance.

NOTE 5 – CAPITAL STOCK

Authorized

The Company is authorized to issue 60,000,000 shares of common stock comprised of 50,000,000 shares of common stock, par value of $0.001 per share and 10,000,000 preferred stock, par value of $0.001 per share.

NOTE 6 – SEGMENTED INFORMATION

The Company operates in Canada in one business segment, being the exploration of mineral properties.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.                  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of January 24, 2007, our sole director and executive officer, his ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Philip McDonald	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	38	February 25, 2005

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Philip McDonald, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. McDonald became our President, Secretary and Treasurer on February 25, 2005. Mr. McDonald was employed as a Sales Manager at Calgary Cycle, where his duties included product purchasing and daily management of sales and service. Currently, Mr. McDonald owns his own sales agency, representing several outdoor and action sport lines. From 2001 to 2004 Mr. McDonald was employed as a representative for Outdoor Gear Canada of St. Laurent Quebec, where his duties included sales, managing promotional budgets and athlete sponsorships. Prior to 2001 Mr. McDonald was employed in the Bicycle and Snowboard Industries in various management positions. Mr. McDonald does not have any professional training or technical credentials in the exploration, development and operation of mines.  As well, Mr. McDonald does not have any formal accounting experience, but has a Bachelor of Commerce from the University of Alberta and has had some banking and finance experience. Mr. McDonald intends to devote approximately 25% of his business time to our affairs.

Involvement in Certain Legal Proceedings

Our sole director and executive officer and control persons have not been involved in any of the following events during the past five years:

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

Our company has not adopted a code of ethics as of the date of this annual report. Currently, we have only one individual acting as a director and officer of the company, and we have no employees. We plan to adopt a code of ethics if and when our business operations expand and we hire additional directors, appoint additional officers and employ additional employees.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended October 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners, were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Philip McDonald	1	1	Nil

(1)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Statement of Changes in Beneficial Ownership.

Item 10.	Executive Compensation.

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending October 31, 2006 and 2005 exceeded $100,000:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compen- sation
Philip McDonald(1) President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)           Philip McDonald became our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on February 25, 2005.

Stock Options and Stock Appreciation Rights

During the fiscal year ended October 31, 2006, we did not grant any stock options to our executive officers.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value

During the fiscal year ended October 31, 2006, no stock options were exercised by our executive officers.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation, retirement, change of control or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of January 24, 2007, by:

1.	each person who is known by us to beneficially own more than 5% of our shares of common stock;
2.	each of our officers and directors; and
3.	all of our officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Philip McDonald 7401 Springbrook Blvd., Suite 3 Calgary, Alberta	common stock	5,000,000	54.1%
All Officers and Directors As a Group (1 person)	common stock	5,000,000	54.1%

(1)                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 24, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 9,245,000 shares of common stock outstanding on January 24, 2007.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Transactions with Promoters

The promoters of our company are our directors and officers.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

3.2          Bylaws of our company (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

(10)	Material Contracts

10.1         Mineral property option agreement dated October 27, 2005(incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Jewett, Schwartz & Associates for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006 were $7,500.

Audit Related Fees

For the fiscal year ended October 31, 2006, the aggregate fees billed for assurance and related services by Jewett, Schwartz & Associates relating to the performance of the audit of our consolidated financial statements which are not reported under the caption “Audit Fees” above, were nil.

Tax Fees

For the fiscal year ended October 31, 2006, the aggregate fees billed by Jewett, Schwartz & Associates for other non-audit professional services, other than those services listed above, were nil.

This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

We do not use Jewett, Schwartz & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Jewett, Schwartz & Associates to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Jewett, Schwartz & Associates is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee (which currently consists of our entire board of directors); or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

The audit committee has considered the nature and amount of fees to be billed by Jewett, Schwartz & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jewett, Schwartz & Associates’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTVIEW DEVELOPMENT CORPORATION

By: /s/ Philip McDonald

Philip McDonald

President, Chief Executive Officer, Chief Financial Officer,

Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: February 13, 2007