Form 10QSB
period 2007-01-31
Crestview Development Corp.
filed 2007-03-26
CIK 1345432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-51704

CRESTVIEW DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)
Nevada	98-0435537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7401 Springbank Blvd, Suite 3, Calgary, AB T3H 5R2
(Address of principal executive offices)
(403) 241-1925
(Issuer's telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

As of March 23, 2007, there were 9,245,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended January 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CRESTVIEW DEVELOPMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

January 31, 2007

TABLE OF CONTENTS

Page
Balance Sheet	3
Statements of Operations	4
Statements of Changes in Stockholders’ Deficit	5
Statements of Cash Flows	6
Notes to Financial Statements	7-9

Crestview Development Corporation
(A Exploration Stage Company)

BALANCE SHEET
January 31, 2007

ASSETS

Current Assets		
Cash		1,493
Total Current Assets		1,493
Mineral Property Interest, Net		-
Total Assets	$	1,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities		
Accrued expenses		9,500
Total Current Liabilities	$	9,500
Stockholders' Deficit		
Common stock, $.001 par value 50,000,000 shares authorized 9,245,000 shares issued and outstanding		9,245
Additional paid-in capital		80,655
Deficit accumulated during the development stage		(97,907)
Total Stockholders' Deficit		(8,007)
Total Liabilites and Stockholders' Deficit	$	1,493

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

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

Going Concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2007, the Company had $1,493 in cash, a stockholders’ deficit of $8,007 and accumulated net losses of $97,907 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheets and related statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

The preparation of the consolidated financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual financial statements as at October 31, 2006 and the period then ended. These unaudited interim period financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual consolidated financial statements and the accompanying notes thereto.

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

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

January
31, 2007
(Unaudited)

Loss before income tax provision	$97,907

Expected (benefit) at statutory rates (34%)	(33,288)

Unrecognized benefit of non- capital losses	33,288

Total current income taxes	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	January	October 31,
	31, 2007	2006
	(Unaudited)	(Audited)

Future income tax assets:

Operating losses available for future periods	$97,907	$5,035

Deferred tax Asset (34%)	33,288	1,712

Valuation allowance	(33,288)	(1,712)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $97,907 which, if unutilized, will expire through to 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

OVERVIEW

We were incorporated on February 25, 2005, under the laws of the state of Nevada. Our principal offices are located at 7401 Springbank Boulevard, Suite 3, SW Calgary Alberta, Canada. Our telephone number is 403-241-1925.

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol CVDV, however, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board to the date of this quarterly report.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

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

Competition

Currently, we are simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. We anticipate that we will encounter competition from other entities having business objectives similar to ours. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial, marketing, technical, human and other resources than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Furthermore, if we succeed in effecting a business combination, there will, in all likelihood, be intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources to compete effectively in a new industry.

Research and Development

We have not incurred any research and development costs since our incorporation.

Employees

Currently, we have no employees other than our director and officer. We do not expect any material changes in the number of employees over the next 12 month period. However, we may utilize the services of outside consultants or advisors to assist us in identifying, negotiating and acquiring a business opportunity.

PLAN OF OPERATIONS

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

At January 31, 2007, we had a working capital deficit of $8,007.

At January 31, 2007, our total assets were $1,493, which consisted entirely of cash.

At January 31, 2007, our total current liabilities were $9,500.

Total operating expenses for the three month period ending January 31, 2007 were $58 compared to $44,555 for the three month period ended January 31, 2006.

We anticipate that we will expend approximately $100,000 during the twelve month period ending January 31, 2008 on identifying, negotiating, acquiring and developing new business opportunities. These anticipated expenditures are estimated as follows:

Estimated Funding Required During the Twelve Month Period Ended January 31, 2008

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We are an exploration stage company as defined in the Statements of Financial Accounting Standards (SFAS) No. 7. We are primarily engaged in the acquisition and exploration of mining properties. All losses accumulated since inception have been considered as part of our exploration stage activities.

Exploration Stage Company

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

RISKS RELATING TO OUR BUSINESS

We have had negative cash flows from operations and we have abandoned our previous business.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $58 for the three months ending January 31, 2007, and cumulative losses of $97,907 for the period form February 25, 2005 (the date of inception) to January 31, 2007. Our net cash used in the three months ending January 31, 2007 was $58. As of January 31, 2007, we had a working capital deficiency of $8,007. We expect to incur additional losses as we seek new business opportunities.

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

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

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

Philip McDonald, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our president, Philip McDonald, owns 54.1% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. McDonald are inconsistent with the best interests of other stockholders.

Mr. McDonald is our sole director and executive officer. He owns 54.1% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. McDonald may differ from the interests of the other stockholders.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Calgary, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, our sole director and officer resides outside the United States, and nearly all of the assets of this person and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or our director and officer located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Our shares of common stock are quoted for trading on the OTC Bulletin Board, however, no trades of our common stock have occurred the facilities of the OTC Bulletin Board to the date of this quarterly report. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our company’s chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chairman and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

3.2          Bylaws of our company (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

(10)	Material Contracts

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

Date: March 26, 2007