Form 10QSB
period 2007-04-30
PERFECTENERGY INTERNATIONAL LTD
filed 2007-06-19
CIK 1345432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
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

As of June 12, 2007, there were 69,707,300 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

CW1261036.3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended April 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

BALANCE SHEET
(Unaudited)

	April 30, 2007
ASSETS	
Current Assets	
Cash	$ 74
Total Current Assets	74
Total assets	$ 74
LIABILITIES AND STOCKHOLDERS' DEFICIT	
Current Liabilities	
Accrued expenses	$ 9,500
Total Current Liabilities	9,500
Stockholders' Equity	
Preferred stock, $.001par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value 50,000,000 shares authorized 9,245,000 shares issued and outstanding	9,245
Additional paid-in capital	80,655
Deficit accumulated during the development stage	(99,326)
Total Stockholders' Deficit	(9,426)
Total Liabilites and Stockholders' Deficit	$ 74

PERFECTENERGY INTERNATIONAL LTD.

F/K/A CRESTVIEW DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars) Unaudited

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

PerfectEnergy International Ltd. (the “Company”) was incorporated in the State of Nevada on February 25, 2005 under the name Crestview Development Corporation, and on April 16, 2007 the company changed it’s name to PerfectEnergy International Ltd. The Company’s fiscal year end is October 31.

Going Concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2007, the Company had $74 in cash, a stockholders’ deficit of $9,426 and accumulated net losses of $99,326 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

PERFECTENERGY INTERNATIONAL LTD.

F/K/A CRESTVIEW DEVELOPMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars) Unaudited

NOTE 3 – MINERAL LEASES AND CLAIMS

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred as the Captain Black Property.

On October 27, 2004, the Company acquired a 100% interest in one claim comprising of 22 claim units known as the Captain Black Property located in Omenica Mining Division, British Columbia. The claims were for $5,000 cash and $10,000 in property expenditures

NOTE 4 – CAPITAL STOCK

Authorized

The Company was originally authorized to issue 60,000,000 shares of common stock comprised of 50,000,000 shares of common stock, par value of $0.001 per share and 10,000,000 preferred stock, par value of $0.001 per share. In addition, effective April 16, 2007 the company effected a 7.54 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 377,000,000 shares of common stock with a par value of $0.001.

NOTE 5 –MERGER AND SHARE EXCHANGE AGREEMENT

Effective April 16, 2007, the company completed a merger with our subsidiary, PerfectEnergy International Limited, a Nevada corporation. As a result, the company changed it’s name from “Crestview Development Corporation” to “PerfectEnergy International Limited”. The company changed the name of the company in connection with it’s entry into the share exchange agreement with PerfectEnergy International Limited, a British Virgin Islands corporation, and the shareholders of PerfectEnergy International on March 29, 2007, as disclosed in the current report on Form 8-K filed on April 4, 2007.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this quarterly report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this quarterly report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this quarterly report, including, without limitation, general business conditions.

OVERVIEW

We were incorporated on February 25, 2005, under the laws of the state of Nevada. Our principal offices are located at 7401 Springbank Boulevard, Suite 3, SW Calgary Alberta, Canada. Our telephone number is 403-241-1925.

On March 2, 2007, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. Effective April 16, 2007, we completed a merger with our subsidiary, PerfectEnergy International Limited, a Nevada corporation. As a result, we changed our name from “Crestview Development Corporation” to “PerfectEnergy International Limited”.

On March 29, 2007, we entered into a share exchange agreement with PerfectEnergy International Limited, a private British Virgin Islands corporation, and the shareholders of PerfectEnergy International. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of PerfectEnergy International’s common stock in exchange for the issuance by our company of 57,190,261 shares of our common stock to the shareholders of PerfectEnergy International. Due to certain conditions precedent to closing, there is no assurance that we will be able to close the share exchange agreement.

In addition, effective April 16, 2007, we effected a 7.54 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 377,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 9,245,000 shares of common stock to 69,707,300 shares of common stock.

The name change and forward stock split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on April 19, 2007 under the new stock symbol “PFEN”. Our new CUSIP number is 71372V 102.

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

We have been seeking a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in identifying or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities has been undertaken by our president, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, our president may utilize the services of outside consultants or advisors.

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

As a result of management’s efforts, on March 29, 2007, we entered into a share exchange agreement with PerfectEnergy International, a private British Virgin Islands corporation, and the shareholders of PerfectEnergy International. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of PerfectEnergy International’s common stock in exchange for the issuance by our company of 57,190,261 shares of our common stock to the shareholders of PerfectEnergy International. PerfectEnergy International specializes in the research, development, manufacture and sale of solar cells, solar modules and photovoltaic systems, and consulting for relative technology of solar silicon and the photovoltaic industry. We are attempting to satisfy our conditions precedent to closing of the share exchange agreement. Due to the conditions precedent to closing, there is no assurance that we will be able to close the share exchange agreement.

CW1261036.3

Competition

Currently, we are attempting to satisfy our conditions precedent to closing of the share exchange agreement. There is no assurance that we will be able to close the share exchange agreement. If we are unable to close the share exchange agreement, we will continue to simultaneously seek compatible or alternate business opportunities with established business entities for the merger of a target business with our company. We anticipate that we will encounter competition from other entities having business objectives similar to ours. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial, marketing, technical, human and other resources than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

On March 29, 2007, we entered into a share exchange agreement with PerfectEnergy International, a private British Virgin Islands corporation, and the shareholders of PerfectEnergy International. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of PerfectEnergy International’s common stock in exchange for the issuance by our company of 57,190,261 shares of our common stock to the shareholders of PerfectEnergy International. We are attempting to satisfy our conditions precedent to closing of the share exchange agreement.

The closing of the share exchange agreement is subject to the satisfaction of certain conditions precedent, including, among others, the following:

1.	our company and PerfectEnergy International will receive duly executed copies of all third-party consents and approvals necessary to consummate the share exchange;
2.	no material adverse change will have occurred with the business or assets of our company or PerfectEnergy

CW1261036.3

International as of the closing date of the share exchange agreement;

3.

no suit, action or proceeding will be pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the share exchange, or (ii) cause the transaction to be rescinded following the consummation;

4.	PerfectEnergy International will have no more than 1,000 common shares issued and outstanding on the closing date of the share exchange agreement;
5.	our company will issue approximately 57,190,261 common shares in the capital of our company to the shareholders of PerfectEnergy International;
6.	our company and PerfectEnergy International will be reasonably satisfied with their respective due diligence investigation of each other;
7.	our company will have received the resignation of Philip McDonald as a director and officer of our company;
8.	our company will appoint Wennan Li, Min Fan, Yunxia Yang and two nominees of ARC Investments Partners, LLC, to the board of directors of our company;
9.

on or prior to the closing of the share exchange agreement, our company will have received proceeds from an equity financing of at least $8,000,000 consisting of the issuance of units at a price of $1.00 per unit, with each unit consisting of one common share in the capital of our company and one common share purchase warrant, with each warrant entitling the holder to purchase one additional common share in the capital of our company at an exercise price of $1.25 for a period of one year; and

10.

PerfectEnergy International will have delivered to our company audited financial statements of PerfectEnergy International for PerfectEnergy International’s last two fiscal years, prepared in accordance with U.S. GAAP and audited by an independent auditor registered with the Public Company Accounting Oversight Board in the United States.

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange or close the share exchange agreement.

If the share exchange agreement does not close, we will continue to seek compatible or alternative business opportunities. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunity by our company will require additional financing. We can provide no assurance that we will be able to identify any such business opportunities. Further, there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At April 30, 2007, we had a working capital deficit of $9,426.

At April 30, 2007, our total assets were $74, which consisted entirely of cash.

At April 30, 2007, our total current liabilities were $9,500.

CW1261036.3

Total operating expenses for the three month period ending April 30, 2007 were $1,400 compared to $619 for the three month period ended April 30, 2006.

We anticipate that we will expend approximately $100,000 during the twelve month period ending April 30, 2008 on completing the acquisition of PerfectEnergy International, which is subject to several closing conditions, or failing that, on continuing to identify, negotiate, acquire and develop a new business opportunity. These anticipated expenditures are estimated as follows:

Estimated Funding Required During the Twelve Month Period Ended April 30, 2008

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

CW1261036.3

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

CW1261036.3

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

Considering the Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by our company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our results of operations and financial condition.

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

CW1261036.3

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $1,400 for the three months ending April 30, 2007, and cumulative losses of $99,326 for the period from February 25, 2005 (the date of inception) to April 30, 2007. Our net cash used in the three months ending April 30, 2007 was $1,458. As of April 30, 2007, we had a working capital deficiency of $9,426. We expect to incur additional losses as we attempt to close the share exchange agreement.

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

Because we have not generated any revenue from our previous business and we cannot anticipate when, if at all, we will be able to generate revenue from our new business, we will need to raise additional funds for the future acquisition and development of a new business and respond to unanticipated requirements or expenses. We anticipate that we will need approximately $100,000 to complete the acquisition of PerfectEnergy International, which is subject to the closing conditions of the share exchange agreement, or failing that, to identify, negotiate, acquire and develop a potential business opportunity. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

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

We may be unsuccessful at closing the share exchange agreement or identifying, acquiring and operating any other suitable business opportunities and if we are unable to find, acquire or operate any other suitable opportunity for our company, we may never achieve profitable operations.

We are an inactive company right now, and are attempting to close the share exchange agreement with PerfectEnergy International. If we are unable to close the share exchange agreement, we will need to continue seeking a business opportunity in a related or unrelated business. We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the

CW1261036.3

new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to close the share exchange agreement or identify, negotiate, acquire and develop any other business opportunity and we may never be profitable.

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

CW1261036.3

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and

CW1261036.3

operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our company’s chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this quarterly report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibits required by Item 601 of Regulation S-B

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1           Share Exchange Agreement dated March 29, 2007, among our company, PerfectEnergy International Limited and the selling shareholders of PerfectEnergy International Limited as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K filed on April 5, 2007).

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

3.2          Bylaws of our company (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

CW1261036.3

3.3           Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 16, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2007).

3.4          Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 16, 2007 (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2007).

(10)	Material Contracts

10.1         Mineral Property Option Agreement dated October 27, 2005 (incorporated by reference from our Registration Statement on Form SB-2 filed on December 8, 2005).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
(32)	Section 906 Certifications
32.1	Section 906 Certification (filed herewith).

CW1261036.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTENERGY INTERNATIONAL LIMITED

By:          /s/ Philip McDonald

Philip McDonald

President, Chief Executive Officer, Chief Financial Officer,

Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: June 19, 2007

CW1261036.3