Form 10QSB
period 2007-07-31
PERFECTENERGY INTERNATIONAL LTD
filed 2007-09-14
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2007

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0548438
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)
No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(8621) 5488-8436
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 118,293,015 issued and outstanding as of September 10, 2007.

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JULY 31, 2007

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on August 13, 2007, Perfectenergy International Limited, a Nevada corporation (“Perfectenergy Nevada” or the “Company”), and its prior majority shareholders, completed a share exchange transaction with Perfectenergy International Limited, a British Virgin Islands company (“Perfectenergy BVI”) and Perfectenergy BVI’s shareholders (the “Share Exchange”) that resulted in Perfectenergy BVI becoming a wholly-owned subsidiary of Perfectenergy Nevada and the Company’s new operating business on August 8, 2007. The closing of the Share Exchange resulted in a change of control of the Company. The Share Exchange was accounted for as a reverse acquisition and recapitalization and, as a result, Perfectenergy Nevada’s (the legal acquirer) consolidated financial statements will, in substance, be those of Perfectenergy BVI (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of Perfectenergy Nevada being included effective from the date of the Share Exchange. However, the Share Exchange was not completed until August 8, 2007, shortly after the end of Company’s most recent fiscal quarter on July 31, 2007. Thus, Perfectenergy Nevada was required to file this Quarterly Report on Form 10-QSB for Perfectenergy Nevada’s business activities prior to the Share Exchange and as of July 31, 2007. Although this Quarterly Report on Form 10-QSB includes descriptions of the Share Exchange and the business of the combined entity after the Closing of the Share Exchange, the financial statements and information included are only those of Perfectenergy Nevada, the legal acquirer, prior to the Share Exchange and as of July 31, 2007.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for the Company, other than statements of historical facts, that address future activities, events, or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings, including without limitation, our Current Report on Form 8-K filed on August 13, 2007.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means Perfectenergy International Limited, a Nevada corporation, and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF JULY 31, 2007 AND OCTOBER 31, 2006

ASSETS
	July 31,	October 31,
	2007	2006
	Unaudited
CURRENT ASSETS:
Cash	$56	1,551

Total assets	$56	1,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$9,500	9,500

Total Liabilities	9,500	9,500

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value, 377,000,000 shares authorized,
69,707,300 shares issued and outstanding	69,707	69,707
Additional paid-in capital	20,193	20,193
Deficit accumulated during the development stage	(99,344)	(97,849)

Total Stockholders’ Equity (Deficit)	(9,444)	(7,949)

Total Liabilites and Stockholders’ Equity	$56	1,551

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 AND 2006 AND FOR THE PERIOD FROM FEBRUARY 25, 2005 TO JULY 31, 2007
(Unaudited)

					For the Period
					from February 25, 2005 (inception) to
	Three Months Ended July 31,		Nine Months Ended July 31,		July 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative expenses	18	38,122	1,495	83,296	99,344

Total operating expenses	18	38,122	1,495	83,296	99,344

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(18)	(38,122)	(1,495)	(83,296)	(99,344)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(18)	(38,122)	(1,495)	(83,296)	(99,344)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES	69,707,300	69,707,300	69,707,300	69,707,300	69,707,300

NET BASIC AND DILUTED LOSS PER SHARE	$(0.000)	$(0.001)	$(0.000)	$(0.001)	$(0.001)

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated Deficit	Totals
BALANCE, OCTOBER 31, 2005	69,707,300	$69,707	$20,193	$(5,035)	$84,865

Net loss				(83,296)	(83,296)

BALANCE, JULY 31, 2006 (Unaudited)	69,707,300	$69,707	$20,193	$(88,331)	$1,569

Net loss				(9,518)	(9,518)

BALANCE, OCTOBER 31, 2006	69,707,300	$69,707	$20,193	$(97,849)	$(7,949)

Net loss				(1,495)	(1,495)

BALANCE, JULY 31, 2007 (Unaudited)	69,707,300	$69,707	$20,193	$(99,344)	$(9,444)

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006 AND FOR THE PERIOD FROM FEBRUARY 25, 2005 TO JULY 31, 2007
(Unaudited)

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	For the Period from February 2005, (inception) to July 31, 2007
Cash Flows From Operating Activities
Net loss	$(1,495)	$(83,296)	$(99,344)
Changes in current assets and current liabilities:	-	-	9,500

Net Cash Used In Operating Activities	(1,495)	(83,296)	(89,844)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	-	89,900

Net Cash Provided By Financing Activities	-	-	89,900

Increase (Decrease) in Cash and Cash Equivalents	(1,495)	(83,296)	56

Cash and Cash Equivalents, Beginning of Period	$1,551	$84,865	$-

Cash and Cash Equivalents, End of Period	$56	$1,569	$56

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

NOTE 1 - Nature and continuance of operations

Perfectenergy International Limited (the “Company” or “Perfectenergy Nevada”) was incorporated in the State of Nevada on February 25, 2005 under the name of Crestview Development Corporation. On April 16, 2007 the Company changed its name to Perfectenergy International Limited.

On April 16, 2007, the Company effected a 7.54 for 1 forward stock split of our authorized and of our issued and outstanding common stock. As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 377,000,000 shares of common stock with a par value of $0.001. Thus, our issued and outstanding share capital increased from 9,245,000 shares of common stock to 69,707,300 shares of common stock. All shares and per share information has been retroactively restated in the financial statements to reflect the stock split.

Going concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2007, the Company had $56 in cash, a stockholders’ deficit of $9,444 and accumulated net losses of $99,344 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

At July 31, 2007, the Company had earned no revenues.

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

NOTE 2 - Summary of significant accounting policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Interim results are not necessarily indicative of results for a full year.

The preparation of the financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual financial statements as of October 31, 2006 and the period then ended. These unaudited interim financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual financial statements and the accompanying notes thereto.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Earnings per share

The Company has adopted SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months and nine months ended July 31, 2007 and 2006. On April 16, 2007, the Company initiated a 7.54 to 1 stock split. All earnings (loss) per share amounts and common shares amounts have been restated to reflect the stock split.

NOTE 3 - Mineral leases and claims

The Company has a 100% interest in certain mineral properties in British Columbia, Canada, collectively referred as the Captain Black Property.

PERFECTENERGY INTERNATIONAL LTD.
(FORMERLY KNOWN AS CRESTVIEW DEVELOPMENT CORPORATION)
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

On October 27, 2004, the Company acquired a 100% interest in one claim comprising of 22 claim units known as the Captain Black Property located in Omenica Mining Division, British Columbia. The claims were for $5,000 cash and $10,000 in property expenditures

NOTE 4 - Capital stock

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

NOTE 5 - Subsequent events

On August 8, 2007, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy International Limited, a British Virgin Islands corporation (“Perfectenergy BVI”), the Perfectenergy BVI Shareholders and Crown Capital Partners, S.A. Pursuant to the terms of the Amended Agreement, the Company agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for issuance of 60,000,000 shares of our common stock to the Perfectenergy BVI Shareholders on the basis of 57,197.33079 common shares in the capital of Perfectenergy Nevada for every one share of Perfectenergy BVI. In addition, the Company canceled 37,700,000 common shares that the Company’s former sole director and officer Philip McDonald agreed to cancel immediately prior to the closing under the Amended Agreement as described above.

In connection with above-referenced reverse acquisition, the Company entered into a consultant fee agreement (the “Fee Agreement”) with Transworld Capital Group Inc., a Hong Kong limited liability company (refer as the “Consultant”). Based on this Fee Agreement, the Company had to pay a $240,000 consulting fee in cash upon closing of the above-referenced Agreement. In addition, the Company issued 49 Perfectenergy BVI shares immediately before the closing of the Agreement. Such 49 Perfectenergy BVI shares were then exchanged by the Consultant as part of the shares exchanged for 2,802,669 shares of Perfectenergy Nevada’s common shares.

In addition, on August 8, 2007, the Company sold an aggregate total of 26,285,715 units at $0.70 per Unit and with each Unit consisting of one common share in the capital of the Company and one-half of one common share purchase warrant, with each whole warrant entitling the holder to purchase an additional common share in the capital of Company at an exercise price of $0.95 per common share for a period of 30 months.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included above. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Information and Plan of Operations sections in this Quarterly Report on Form 10-QSB. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Perfectenergy International Limited, a Nevada corporation (“Perfectnergy Nevada” or the “Company”), was originally incorporated on February 25, 2005 in the State of Nevada under its former name “Crestview Development Corporation.” As of July 31, 2007, and immediately prior to the share exchange transaction described below, we were an exploration stage company with nominal assets and no revenues, and we had been engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

On August 8, 2007, the Company completed a share exchange transaction with Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”), and the stockholders of Perfectenergy BVI (“Share Exchange”). As a result of the Share Exchange, Perfectenergy BVI, a company engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems, became our wholly owned subsidiary and our new operating business. We also provide consulting services for manufacturers of solar wafers, solar cells and production line equipment for solar energy product manufacturing. Perfectenergy BVI was incorporated under the laws of the British Virgin Islands on April 1, 2005 and conducts its business operations through its wholly owned subsidiary Perfectenergy (Shanghai) Limited, which was incorporated under the laws of the People’s Republic of China on July 8, 2005. After the closing of the Share Exchange, our principal offices are now located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements under the section above titled “Financial Statements”, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Interim results are not necessarily indicative of results for a full year.

The preparation of the financial statements is based on the accounting policies and practices consistent with those used in the preparation of the Company’s annual financial statements as of October 31, 2006 and the period then ended. These unaudited interim financial statements do not contain all of the disclosures required by United States generally accepted accounting principles and therefore should be read together with the audited annual financial statements and the accompanying notes thereto.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Earnings per share

The Company has adopted SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. There are no differences between Basic and Diluted EPS for the three months and nine months ended July 31, 2007 and 2006. On April 16, 2007, the Company initiated a 7.54 to 1 stock split. All earnings (loss) per share amounts and common shares amounts have been restated to reflect the stock split.

PLAN OF OPERATIONS

Overview

As of July 31, 2007, Perfectenergy Nevada was an exploration stage company with nominal assets and operations engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits discovered that demonstrate economic feasibility. However, in August 2007, the Company became engaged in the solar energy product business, when we closed the Share Exchange that is described above with Perfectenergy BVI. Following the closing date of the Share Exchange, Perfectenergy BVI became our wholly owned operating subsidiary and our new operating business.

Perfectenergy BVI, an international business company incorporated under the laws of the British Virgin Islands, through its wholly owned operating subsidiary Perfectenergy Shanghai, is principally engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems. The Company’s manufacturing and research facility is located in Shanghai, China. We currently have a solar module lamination line and a solar cell production line with annual manufacturing capacities of approximately 25 megawatts (“MW”) and 15 MW, respectively. In our facility’s solar cell and solar panel lamination production lines, we are able to produce different kinds of cells, for example, 6-inch cells and 8-inch cells, mono-crystalline cells and multi-crystalline cells, as well as different types and sizes of solar modules. We have also established a sales and marketing force of four people, led by Mr. Wennan Li, our Chief Executive Officer. Our targeted customers, besides our existing clients, are mainly system integrators and distributors in Europe, the U.S. and China.

Concurrent with the closing of the Share Exchange, we also closed a private placement offering of our common stock and warrants (the “Financing”). At the closing of the Financing, we received gross proceeds of approximately $18.4 million from investors (the “Investors”) in connection with a private placement offering of our common stock and warrants. Pursuant to Securities Purchase Agreements we entered into with the Investors, we sold an aggregate total of 26,285,715 Units at a price per Unit of $0.70 and with each Unit consisting of one share of our common stock and one-half of one common stock share purchase warrant, with each whole warrant entitling the holder to purchase an additional common stock share at an exercise price of $0.95 per common share for a period of 30 months (the “Investor Warrant”). Thus at the closing of Financing, we issued 26,285,715 of common stock to the Investors and we also issued warrants to the Investors for the purchase an aggregate of 13,142,857 shares of our common stock. The proceeds from the Financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, and for research and development expenses.

Research and Development

We place great emphasis on product research and development (“R&D”). We are currently engaged in R&D to create and develop new solar energy products, while improving upon our current solar cells and solar panels. We are also currently developing other types of mono-crystalline and poly-crystalline solar cell products, as well as our own PV or solar energy systems. We believe that our research and development team has mastered the design and manufacturing of silicon solar cells, mono-crystalline or multi-crystalline, and several different types of solar panels. We are also capable of designing key manufacturing equipment and machines in-house for use in manufacturing our products.

Internally, we have created a number of processes and techniques for wafers' surface treatment, fire and passivation, and the coating, resulting in better product performance, higher production efficiency, and significant cost reduction. We have also formed a long-term strategic alliance with Shanghai Solar Engineering & Technology Centre Co., Ltd., which is sponsored by the Shanghai local government. Working closely together, we believe that we have developed technologies, such as textiles, junction passivation, multi-layer coating technologies, and we have also managed to maintain our average conversion efficiency consistently over 16.5%. In addition, we are working with them to continuously enhance conversion efficiency of our PV cells. We are also jointly developing new higher-efficiency solar cells, including Flow-Zone (“FZ”) silicon solar cells. We believe the conversion rate for our PV cells will increase to over 17% in 2008. Further, we have entered into partnership agreements with Shanghai Solar Power Technology Research Center to jointly develop high productivity, low-investment zone-smelting silicon cells, and also double-sided silicon solar cells, of which conversion efficiency is expected to be more than 21%. We have also filed applications for two patents in this area and are currently preparing two additional patent applications as well.

Employees

Prior to the Share Exchange, we had no employees other than the Company’s sole officer and director. After and as a result of the Share Exchange described above, the Company currently has approximately 123 employees, of which all were full-time employees. None of these employees are represented by any collective bargaining agreements. Management believes that our relations with our employees are good.

Growth Strategies and Marketing

Growth Strategies

In 2006, approximately 30% of Perfectenergy BVI's revenue came from the sale of stand-alone PV cells, all into the Chinese market. The remaining 70% of Perfectenergy BVI's 2006 revenue was generated from the sale of assembled PV modules, with 95% of PV module revenue from sales to foreign markets, mostly in Europe. Our three-pronged growth strategy to further expand our sales is as follows:

1.
To continue to enlarge our market share in Europe. It is estimated that the European PV market currently represents over 60% of the world’s total installations. Europe’s global leadership has been spearheaded by Germany and followed by Spain, the two countries, where most of our export goes today, having already established a significant market presence. We aim to continue our strong growth momentum in Europe, with the objective of significantly increasing our exports to Europe over the next two years.

2.
To enter the U.S. market. Although the PV market in the United States currently accounts for only approximately 8% of the global share, it has been growing very rapidly in recent years. For example, total installations in the United States are expected to double in 2007, and installations in the United States are projected to increase to about 23% of the global market in 2011. Our plan is to achieve $4 million in sales to the U.S. market in 2007, and to increase such exports to $10 million in 2008.

3.
To aggressively increase our PV panels’ domestic market share inside China. China’s PV market is still small but we expect it will grow rapidly in the next decades, given the increasing support for solar energy initiatives from the Chinese government. It is projected that the Chinese solar energy products market will grow from only 25MW in 2005, to 500MW in 2010, and then to 30,000MW in 2020. We plan to increase our sales in China to 40% of our total panel sales in the next two years.

In striving to meet our growth objectives above, we are taking the following measures:

Obtaining international certifications for our products. We initiated the IEC and TUV certification processes for our products in April 2006. The TUV certification means that our production process has been qualified for IEC 61215 and Safety Class II test standards and production quality inspections are performed periodically. IEC 61215 is a test standard for the durability and reliability of crystalline silicon modules and Safety Class II is a test standard for the electrical shock insulation capabilities of PV modules. We received our official IEC61215 and Safety Class II certifications from TUV in August 2007. We believe that maintaining these certifications will significantly enhanced our sales in Europe. Further, we also began our application process for certification by Underwriter’s Laboratories Inc. (“UL”) for our solar energy products in the United States in May 2007. UL certification means that our products comply with the appropriate safety requirements, many of which are developed by UL, for solar energy products. The UL certification process will take approximately five (5) months to complete, and its completion will further enhance sales of our products in the U.S. PV markets.

Improving the efficiency of our solar cells and increasing the variety of our cell types. We continue to conduct R&D and implement technology to improve the efficiency of our solar cells and we also plan to increase the variety of solar cells that we will produce.

Expansion of our production capacity. We currently have workshop floor space of 6,200 square meters (m2) with a capacity of 15 MW. We plan to increase our capacity and production lines in the next years as follows:

	2006	2007	2008
Cell Production Line	1	2	4
Capacity (MW)	15	50	90 - 100
Workshop floor space (m2)	3,000	6,000	12,000

	2006	2007	2008
Lamination Line	1	2	3
Capacity (MW)	25	50	100
Workshop floor space (m2)	3,000	6,000	12,000

Marketing and Distribution

We market and sell our solar power products worldwide through our direct sales force, which is based in our facilities in Shanghai. Our marketing programs include industrial conferences, trade fairs, sales training, and advertising. Our sales and marketing groups work closely with our research and development and manufacturing groups to coordinate our product development activities, product launches and ongoing demand and supply planning. We sell our products to a number of systems integrators and distributors, primarily located in Germany, Spain and Italy, who purchase its solar modules, purchase software and hardware from other vendors and integrate and install the end-product for customers. Many of our customers, in turn, sell turnkey solar systems to end-users that include individual owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies and municipal government authorities that own buildings suitable for solar system deployment, owners of land designated as former agricultural land, waste land or conversion land, such as former military bases or industrial areas, and financial investors that desire to own large scale solar projects. We are also planning on increasing our vertical integration through internal development and outside acquisitions. This vertical integration will allow us to protect and acquire key margin components of our overall supply chain. The acquisitions of one or more systems integrators will allow us to own the end-market customer and develop a brand recognized for its low-cost solutions and consistently high quality products by controlling the installation, repair and maintenance of its products.

CAPITAL RESOURCES

As of July 31, 2007, our principal capital resources had been through the issuance of common stock. At July 31, 2007, we had a working capital deficit of $9,444, our total assets, which consisted entirely of cash, was $56, and our total current liabilities was $9,500. However, in August 2007, we received net proceeds of approximately $15.99 million from the Financing that is described more fully above. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations and net proceeds from the Financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the Financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, for research and development expenses and for the purchase of silicon that we will need for the planned our operations. However, we cannot provide any assurances that the proceeds raised in the Financing will be sufficient for the planned expansion of our operations. Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)
Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Share Exchange Agreement dated March 29, 2007, among our company, Perfectenergy International Limited and the selling the stockholders of Perfectenergy International Limited as set out in the share exchange agreement. (1)

2.2
Amended and Restated Share Exchange Agreement dated August 8, 2007, among our company, Perfectenergy International Limited, Crown Capital Partners, S.A. and the selling the stockholders of Perfectenergy International Limited as set out in the amended and restated share exchange agreement. (2)

3.1	Articles of Incorporation (3)

3.2	Bylaws of our company (3)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (4)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (4)

10.1
Loan Agreement dated April 25, 2006, among Perfectenergy Shanghai Limited, Shanghai Phoenix Technology Entrepreneurial Investment Inc., Ltd. and the Bank of Communication Limited Shanghai Yangpu Branch (English translation) (5)

10.2	Loan Extension Agreement dated February 18, 2007, among Feng-ying Chang and Perfectenergy Shanghai Limited (English translation) (5)

10.3	Loan Extension Agreement dated March 4, 2007, among Feng-ying Chang and Perfectenergy Shanghai Limited (English translation) (5)

10.4	Loan Extension Agreement dated March 4, 2007, among Wen-Ren Li and Perfectenergy Shanghai Limited (English translation) (5)

10.5	Joint Partnership Agreement for Developing a Double-Sided Silicon Solar Cell, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (5)

10.6
Joint Partnership Agreement for High Productivity Zone-Melting Silicon for Solar Cell, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (English translation) (5)

10.7	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Chengdu Jiayang Silicon Technology Inc., Ltd. (English translation) (5)

10.8	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (English translation) (5)

10.9	Supply Contract, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (English translation) (5)

10.10	Loan Agreement, among Zhou Diping and Perfectenergy Shanghai Limited (English translation) (4)

10.11	Form of Securities Purchase Agreement (5)

10.12	Form of Registration Rights Agreement (2)

10.13	Form of Warrant (5)

10.14	Placement Agent Agreement, among Knight Capital Markets LLC, Canaccord Adams Inc. and Canaccord Adams Ltd., and Perfectenergy International Limited, dated May 23, 2007, and subsequent amendments (5)

10.15	Letter Agreement Re: Indemnification between Knight Capital Markets LLC and Perfectenergy International Ltd. dated May 23, 2007 (5)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Accounting Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on September 7, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(4)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: September 14, 2007	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer