Form 10KSB
period 2007-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-01-30
CIK 1345432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: _____

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to October 31, 2007

Commission file number: 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
(Name of small business issuer in its charter)

Nevada	98-0548438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 479 You Dong Road,
Xinzhuang Town, Shanghai 201100
People’s Republic of China
(Address of principle executive offices)

(8621) 5488-8436
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Shares of Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ ☒ No

State issuer’s revenue for its most recent fiscal year: $8,565,494.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the issuer’s common stock held by non-affiliates, as of January 15, 2008, based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board, was $95,722,154.66 (59,270,684 shares at $1.615 per share).

As of January 15, 2008, there were 118,293,015 shares of the issuer's common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This transition report on Form 10-KSB contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as in this transition report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this transition report generally. This transition report may contain market data related to our business, which may have been included in articles published by independent industry sources. Although we believe these sources are reliable, we have not independently verified this market data. This market data includes projections that are based on a number of assumptions. If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this transition report will in fact occur. In addition to the information expressly required to be included in this transition report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this transition report as well as other public reports, which may be filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this transition report to reflect new events or circumstances, unless and to the extent required by applicable law. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection for statements made in this transition report.

When used in this transition report, the terms the "Company," "Perfectenergy Nevada," "we," "us," "our," and similar terms refer to Perfectenergy International Limited, a Nevada corporation, and our subsidiaries.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were originally incorporated on February 25, 2005 in the State of Nevada under our former name “Crestview Development Corporation” with a principal business objective to engage in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits discovered that demonstrate economic feasibility. However, as a result of our failure to generate revenues, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues and the conclusions contained in the geological report for our mining claims at the Captain Black Property, our management decided that it was not be in our best interests to pursue the mining business. In an effort to substantiate stockholder value, we sought to identify, evaluate and investigate various companies and compatible or alternative business opportunities with the intent that, if such investigation warrants, a recapitalization transaction be negotiated and completed pursuant to which we would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

On March 29, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”), and the stockholders of Perfectenergy BVI. Pursuant to the terms of the Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for our issuance of 57,190,261 shares of our common stock to the stockholders of Perfectenergy BVI (“Perfectenergy BVI Stockholders”) (hereinafter this share exchange transaction is described as the “Exchange”).

Effective April 16, 2007, we changed our name from “Crestview Development Corporation” to “Perfectenergy International Limited” (the “Name Change”) in connection with the anticipated Exchange transaction. Also effective April 16, 2007, we effected a 7.54 for 1 forward stock split of our authorized and of our issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 377,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital also increased from 9,245,000 shares of common stock to 69,707,300 shares of common stock.

On August 8, 2007, we entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy BVI, the Perfectenergy BVI Stockholders, and Crown Capital Partners, S.A. This Amended Agreement had the effect of terminating the Exchange Agreement entered into by the same parties on March 29, 2007. Pursuant to the terms of the Amended Agreement, we agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for our issuance of 60,000,000 shares of our common stock to the Perfectenergy BVI Stockholders on the basis of 57,197.33079 common shares in the capital of Perfectenergy Nevada for every one share of Perfectenergy BVI. The terms of the Amended Agreement included the following closing conditions:

1.
Perfectenergy Nevada agreeing to complete a private placement financing with a minimum of $12 million being subscribed for and funded into escrow by the Investors for the purchase of Units at a price of $0.70 per Unit, with each Unit consisting of one share of our common stock and one-half (1/2) of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of $0.95 per common share for a period of thirty (30) months. The closing of this private placement financing (hereinafter the “Financing”) was to be completed concurrent with or before the closing of the Amended Agreement;

2.	Perfectenergy BVI having no more than 1,049 common shares issued and outstanding on the closing date of the Amended Agreement;

3.	Perfectenergy Nevada’s board of directors having adopted resolutions appointing Wennan Li, Min Fan, Yunxia Yang, and Adam Roseman to our board of directors;

4.	Perfectenergy Nevada’s board of directors having adopted resolutions appointing Wennan Li, Hongbo Li and Diping Zhou as new executive officers, effective on the Closing Date;

5.	The cancellation of 37,700,000 common shares held by former sole director and officer Philip McDonald concurrent with the closing of the share exchange transaction;

6.
Perfectenergy Nevada and Perfectenergy BVI having received duly executed copies of all third-party consents and approvals necessary to consummate the share exchange contemplated by the Amended Agreement;

7.	No material adverse change will have occurred with the business or assets of Perfectenergy Nevada or Perfectenergy BVI as of the closing date of the Amended Agreement;

8.
No suit, action or proceeding will have been pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the amended share exchange agreement, or (ii) cause the transaction to be rescinded following the consummation; and

9.
The resignation of Philip McDonald as executive officer of the Perfectenergy Nevada concurrent with the closing of the share exchange transaction, and Mr. McDonald’s resignation following the completion of the 10-day period following the mailing of the Schedule 14f-1 Information Statements to our stockholder’s regarding the change in the majority of the members of our board of directors in compliance with Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder

The closing of the transactions contemplated by the Amended Agreement, and the closing of the related $18.4 million private placement financing, occurred on August 8, 2007 (the “Closing Date” or the “Closing”). Following the Closing Date, Perfectenergy BVI became our wholly owned subsidiary and our new operating business.

Perfectenergy BVI was incorporated under the laws of the British Virgin Islands as an International Business Company on April 1, 2005. Perfectenergy BVI’s wholly-owned operating subsidiary, Perfectenergy (Shanghai) Limited, was organized under the laws of the People’s Republic of China on July 8, 2005 (“Perfectenergy Shanghai”). Perfectenergy BVI, through Perfectenergy Shanghai, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems. Its principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

In May 2005, Perfectenergy BVI issued 849 shares of common stock at $1.00 par value for $360,000 and 151 shares of common stock at $1.00 par value for In-process technology valued at $64,028 to the Perfectenergy BVI’s stockholders (“Perfectenergy BVI Stockholders”). In June 2006, the Perfectenergy BVI Stockholders entered into a Stockholders’ Agreement in which they agreed to increase Perfectenergy BVI’s capital from $360,000 to $1,232,687 (RMB 10,000,000) and the 1,000 shares of common stock remained unchanged. During 2006, Perfectenergy BVI received $187,050 additional paid-in capital. On July 20, 2007, the Perfectenergy BVI Stockholders agreed that the outstanding capital contribution of $658,637 was no longer required to be contributed into the Company as Perfectenergy BVI intended to raise capital through the recapitalization with Perfectenergy Nevada and to raise capital through issuance of common stock.

Perfectenergy Shanghai, was established in Minhang District, Shanghai City, China on July 8, 2005 with a registered capital of $310,000 (RMB 2,500,000) and is a wholly owned subsidiary of Perfectenergy BVI. On November 28, 2005, pursuant to a change in its bylaws, the registered capital of Perfectenergy Shanghai was increased from $310,000 (RMB2,500,000) to $1,231,851 (RMB 10,000,000). On December 21, 2005, the Minhang District local government in the City of Shanghai approved the transaction and Perfectenergy Shanghai obtained a new certificate of approval on January 19, 2006 and a new business license on October 20, 2006 with a business terms of 30 years starting on July 8, 2005. In accordance with the certificate of approval, the increase of $922,687 (RMB 7,500,000) registered capital is required to be made within one (1) year from the date of issuance of its new business license. During 2006, Perfectenergy BVI contributed $264,050 (RMB2,122,699) additional registered capital and, in August 2007, Perfectenergy BVI contributed the remaining capital contribution receivable of $658,637 (RMB5,311,586) into Perfectenergy Shanghai.

We currently have a solar module lamination line and a solar cell production line with annual manufacturing capacity of approximately 25 megawatts (“MW”) and 15 MW, respectively. We operate as an export-oriented enterprise, and we are focused on further expanding our production capacity as well as the market for our solar power products in mainland China, Europe, and the United States.

Market and Industry Overview

The solar power market has experience rapid growth in the past several years. According to Solarbuzz LLC (“Solarbuzz”), an independent solar energy research firm, the global solar power market, as measured by annual solar power system installed capacities, increased from 427 MW in 2002 to 1,744 MW in 2006, representing a compound annual growth rate, or CAGR, of 42%. Under the lowest of three different projections, Solarbuzz expects annual solar power system installed capacities to further increase to 4,177 MW in 2011. Solar power industry revenue is expected to increase from $10.6 billion in 2006 to $18.6 billion in 2011, representing a CAGR of 12%. Currently, the majority of installed solar systems employ crystalline silicon technology. Most solar cell manufacturers apply crystalline silicon technology to manufacture P-type solar cells, while only a few manufacturers produce, on a commercial scale, N-type solar cells, which generally have higher conversion efficiencies than P-type solar cells. The solar cell production industry is currently dominated by a small number of manufacturers. According to Solarbuzz, the top 10 solar cell manufacturers together accounted for 75% of the solar cell production worldwide in 2006.

According to Solarbuzz, the global solar power industry as measured by MW of solar power system annually installed capacities is estimated to grow from just under 2,000 in 2006 to over 4,000 in 2011.

 We also believe the solar power market will continue to experience growth as a result of the growing adoption of government incentives for solar energy sources, rising energy demand and limited fossil energy sources, and the growing awareness of the advantages of solar energy, all of which are discussed below:

Growing Adoption of Government Incentives for Solar and Other Renewable Energy Sources

     In response to the increasing environmental concerns worldwide, many governments have promulgated regulations and implemented policies to limit the release of hazardous and “greenhouse” gases, such as carbon dioxide, and to encourage the use of renewable energy sources. Due to the fact that most renewable energy sources are currently less cost competitive than traditional energy sources, a growing number of countries have created incentive programs for the solar sector, including:

•	direct subsidies to end users to counter costs of equipment and installation;

•	net metering laws enabling on-grid end users to sell electricity back to the grid at retail prices;

•	government standards mandating minimum consumption levels of renewable energy sources; and

•	low interest loans and tax incentives to finance solar power systems.

 Due to government support in the past decade, solar energy has become an attractive alternative to traditional energy sources. Set forth below are brief descriptions of the incentive programs adopted by the following selected countries:

China. China’s government has been introducing various laws, regulations and initiatives to support renewable energy, including solar energy, over the last few years. In 2000, the Chinese government initiated the Brightness Program, a rural electrification program, to provide electricity to rural areas in China. Under the initial phase of the Brightness Program relating to township electrification, an estimated 20 MW of PV or PV/ wind systems were installed from 2002-2004, impacting 1,000 municipalities. According to Solarbuzz, a second phase of the Brightness Program relating to village electrification contemplates installing village PV systems and solar home systems with a total capacity of over 250 MW from 2005-2010.

 In February 2005, China enacted the Renewable Energy Law, which became effective in January 2006. The Renewable Energy Law provides certain financial incentives for the development of renewable energy projects. Various local authorities have also introduced initiatives to encourage the adoption of renewable energy, including solar energy. In addition, solar power will be used at various sports venues of Beijing 2008 Olympic Games. We expect that the increase in solar energy consumption in local municipalities will encourage further growth of the solar energy industry in China.

The Chinese government granted us an income tax exemption for the years ended December 31, 2006 and 2005, and we are entitled to receive a 50% deduction of our regular income tax rate of 33% from January 2007 to December 31, 2009. The Chinese government also granted us a refund on value added taxes (“VAT”), which are imposed on exported goods in the rate of 17%. Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in China are subject to VAT in accordance with Chinese laws. The standard VAT is 17% of the gross sales price. To the best of our knowledge, we are not eligible to receive similar subsidies or incentive from any other government.

        Germany. Under Germany’s Renewable Energy Sources Act, the country aims to increase the share of electricity from renewable energy to 12.5% by 2010 and 20% by 2020. In particular, the Renewable Energy Sources Act requires electricity transmission grid operators to connect various renewable energy sources to their electricity transmission grids and to purchase all electricity generated by such sources at guaranteed feed-in tariffs. Additional regulatory support measures include investment cost subsidies, low-interest loans and tax relief to end users of renewable energy.

        Italy. Before 2005, the Italian PV market benefited primarily from regional support for PV installations with grants of up to 65% of investment, in the absence of national incentive funds. In 2005, Italy passed a new law that sets fixed feed-in tariffs for electricity produced from renewable energy sources. The incentives are available to individuals, companies and public bodies. In January 2006, the Italian government approved various measures relating to PV feed-in tariffs, including increasing the PV feed-in tariff cap to 500 MW by 2015.

        Japan. The Japanese government has implemented a series of incentive programs, including the "PV 2030" roadmap, which outlines government policies to support solar power electricity. Japan also provides government subsidies for research and development. According to Solarbuzz, due to those incentive programs, there are over 200,000 PV installations on residential housing in Japan.

        Spain. The incentive regime in Spain includes a national net metering program and favorable interest loans. The actual feed-in tariff for solar energy in Spain is fully guaranteed for 25 years and guaranteed at 80% subsequently. The target for cumulative installed generation capacity from PV in 2010 was recently raised by the Spanish government to 400 MW.

        United States. At the federal level, several recent developments are favorable to the PV industry in general. The United States Congress approved the Energy Policy Act of 2005, which provides a 30% investment tax credit for PV installations. In addition, the President of the United States announced the Advanced Energy Initiative in January 2006, which sets the goal of replacing more than 75% of oil imports from the Middle East by 2025 through using alternative energy. Furthermore, the President of the United States proposed $148 million in funds to support the solar energy research and development program in the United States government’s 2007 budget. In addition, a number of states, including California and New Jersey, have committed substantial resources to developing and implementing renewable energy programs. For example, in January 2006, the California Public Utilities Commission passed the California Solar Initiative with the goal of installing 3 GW PV systems by 2017. Under the California Solar Initiative, an investment of $3.2 billion will be made from 2006 to 2017 for the installation of 1 million PV plants with the total output of more than 3,000MW. Investors in these PV plants will get refund from the state and federal governments of approximately 75% of their total investment. In addition, the investors are to receive a guaranteed profit of 12% on average for the electricity produced by their PV plants with certificates of green power. In April 2006, the New Jersey Board of Public Utilities voted to approve new regulations which expand the State’s Renewable Portfolio Standard by extending the existing goals out to 2020 and increasing the required amount of renewable energy and solar energy. Under the newly adopted regulations, 20% of New Jersey’s electricity must come from renewable sources by 2020. The New Jersey regulations also include a 2% solar set aside, which is forecast to require 1,500 MW of electricity to be generated through solar power, the largest solar commitment relative to population and electricity consumption in the United States.

Rising Energy Demand and Limited Fossil Energy Sources with Increasing Prices

In recent years, global economic development has resulted in surging energy demand and rising energy prices. Electric power demand is expected to increase from 16.1 trillion kilowatt hours in 2002 to 31.7 trillion kilowatt hours by 2030 globally. Meanwhile, the generation of electric power is capacity constrained and dependent upon fossil fuel feedstock. The situation is compounded by the finite supply of traditional energy sources, such as natural gas, coal, and petroleum. In addition, petroleum prices have risen dramatically because of war, political instability, labor unrest, and the threat of terrorism in oil-producing regions. Further, for national security reasons many governments seek to further develop domestic sources of energy. Thus, future energy demand is increasingly expected to be met by renewable energy sources, such as solar energy.

Growing Awareness of the Advantages of Solar Power

Solar power offers a variety of advantages over other sources of power, including an absence of the need for fuel, environmental cleanliness, location based energy production, greater efficiency during peak demand periods, high reliability and modularity. These advantages include:

No fossil fuel requirement.  Solar power relies solely on sunlight rather than traditional fossil fuels that have historically experienced supply constraints, volatile pricing and delivery risk.

Clean energy production.  Unlike traditional fossil fuel energy sources and many other renewable energy sources, solar power systems generate electricity with no emissions or noise impact.

Location-based energy production.  Solar power is a distributed energy source, meaning that the electricity can be generated at the site of consumption. This provides a significant advantage to the end user who is therefore not reliant upon the traditional electricity infrastructure for delivery of electricity to the site of use.

Energy generated to match peak usage times.  Peak energy usage and high electricity costs typically occur mid-day, which also generally corresponds to peak sunlight hours and solar power electricity generation.

Reliable Source of Electricity.  Solar power systems generally do not contain moving parts, nor do they require significant ongoing maintenance. As a result, we believe solar power systems are one of the most reliable forms of electricity generation.

Modular.  Solar power systems are made from interconnecting and laminating solar cells into solar modules. Given this method of construction, solar power products can be deployed in many different sizes and configurations to meet specific customer needs.

Challenges Facing the Solar Power Industry

Although solar power has several advantages and is an attractive alternative to traditional energy sources, there remain certain key challenges that the solar power industry must overcome to accomplish broad commercialization of its products, including:

Possible Reduction or Elimination of Government Subsidies and Incentives. The current growth of the solar power industry substantially relies on the availability and size of government subsidies and economic incentives, such as capital cost rebates, reduced tariffs, tax credits, net metering and other incentives. Governments may eventually decide to reduce or eliminate these subsidies and economic incentives. It remains a challenge for the solar power industry to reach sufficient scale to be cost-effective in a non-subsidized marketplace.

High Cost of Solar Power.  Generally, the per kilowatt-hour cost of generating solar electricity, including the upfront capital costs, is greater than retail electricity rates. While government policy mechanisms and heightened consumer awareness are driving solar power adoption, the cost of solar power products remains an impediment to growth. To address this issue, manufacturers must improve the cost efficiency of solar power systems through innovation and continuous improvement of production techniques. For example, improving conversion efficiencies of solar cells will reduce raw material requirements and lower costs required to manufacture a solar power system with a given output. Higher conversion efficiencies also decrease the size of the solar power system, and thereby lower the system installation costs.

Shortages of Raw Materials.  According to Solarbuzz, crystalline silicon technology represented 92% of the solar cell market in 2006. Polysilicon is the main raw material used in manufacturing our solar cells. Currently, there is an industry-wide shortage of polysilicon, which is expected to last in the near future. As a result of this raw material shortage, we believe the growth of the solar industry will be hindered in the near term. An industry-wide shortage of polysilicon will or will reasonably likely have a material impact on our liquidity because suppliers will likely require more advance payments for the poly-silicon that they supply to us as our production expands. Further, a shortage may also have a material effect on our results of operations because a shortage will likely cause the price of poly-silicon to rise. Such increase will likely cause an increase in the cost of producing our products especially if we need to obtain more poly-silicon in the market to produce our products as our production expands in the future. In addition, we believe effective supply chain management is critical to ensure continued growth for the industry.

Our Operations

We currently have a solar module lamination line and a solar cell production line with annual manufacturing capacities of approximately 25 megawatts (“MW”) and 15 MW, respectively. We believe that our manufacturing processes allow us to produce PV solar products at a much lower cost than traditional solar cell manufacturing for the same levels of production due to our lower capital cost. Our production line requires less capital investment than traditional solar cell production lines for the same levels of production due to the proprietary nature and in-house manufacturing of our capital equipment, while the competition must import costly capital equipment from Germany and Japan.

After manufacturing, our products are put through a rigid quality assurance process.  We have also established a quality control system. All of the products are strictly in accordance with international standards (IEC61215, TUV Safe Class II, UL1703), in order to maintain our competitiveness in international markets.

Our manufacturing and research facility is located in Shanghai, China. Currently, we have a 15MW solar cell production line and a 25 MW solar panel lamination line. In our facility’s solar cell and solar panel lamination production lines, we are able to produce different kinds of cells, for example, 6-inch cells and 8-inch cells, mono-crystalline cells and multi-crystalline cells, as well as different types and sizes of solar modules.

We have also established a sales and marketing force of four people, led by Mr. Wennan Li, our Chief Executive Officer. Our targeted customers, besides our existing clients, are mainly system integrators and distributors in Europe, the U.S. and China.

Products and Services

PV Cells

We currently design, manufacture and market crystalline solar cells (approximately 6 inch squares composed of silicon and glass) sold as crystalline solar modules (metal grid structures housing 72 cells).

A PV cell is a silicon semiconductor device that converts sunlight into electricity by a process known as the photovoltaic effect. The following table sets forth the specifications for samples of two types of PV cells we currently produce:

PV Cell Type	Dimensions (mm×mm)	Conversion Efficiency (%)	Thickness (microns)

Monocrystalline silicon cell	125x125	16.50 - 16.80%	200-230
Multicrystalline & Monocrystalline silicon cell	156x156	16.50 - 16.80%	200-230

The key technical efficiency measurement of PV cells is the conversion efficiency rate. In general, the higher the conversion efficiency rate, the lower the production cost of PV modules per watt because more power can be incorporated into a given size package. The average conversion efficiency rate of our monocrystalline PV cells reached 16.8% in June 2007, representing an increase from 15% in December 2005 when we began producing PV cells. We currently produce a variety of PV cells ranging from 200 microns to 230 microns in thickness. In order to further lower our production costs, we intend to focus on producing PV cells with decreasing thickness levels.

PV Modules

A PV module is an assembly of PV cells that have been electrically interconnected and laminated in a durable and weatherproof package. Our solar cells are often sold as components of assembled modules. We are also developing PV modules with higher power to meet the rising expansion of on-grid configurations. The majority of the PV modules we currently offer to our customers range in power between 10W and 180W. We also perform limited original equipment manufacturing (“OEM”) work for other solar cell producers, such as selling standalone solar modules. We sell approximately 90% of our PV modules under our “Perfectenergy” brand, and approximately 10% of our PV modules under the brand names of our customers.

   We believe our PV cells and modules are highly competitive with other products in the solar energy market in terms of efficiency and quality. We expect to continue improving the conversion efficiency and power, and reducing the thickness, of our solar products as we continue to devote significant financial and human resources in our various research and development programs.

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

Internally, we have created a number of processes and techniques for wafers' surface treatment, fire and passivation, and the coating, resulting in better product performance, higher production efficiency, and significant cost reduction. We have also formed a long-term strategic alliance with Shanghai Solar Engineering & Technology Centre Co., Ltd., which is sponsored by the Shanghai local government. Working closely together, we believe that we have developed some unique technologies, such as textiles, junction passivation, multi-layer coating technologies, and we have also managed to maintain our average conversion efficiency consistently over 16.5%. In addition, we are working with them to continuously enhance conversion efficiency of our PV cells. We are also jointly developing new higher-efficiency solar cells, including Flow-Zone (“FZ”) silicon solar cells. We believe the conversion rate for our PV cells will increase to over 17% in 2008. Further, we have entered into partnership agreements with Shanghai Solar Power Technology Research Center to jointly develop high productivity, low-investment zone-smelting silicon cells, and also double-sided silicon solar cells, of which conversion efficiency is expected to be more than 21%. We have also filed application for two patents in this area and are currently preparing two additional patent applications as well.

Growth Strategies and Marketing

Growth Strategies

During the ten months ended October 31, 2007, approximately 95.1% of our revenue came from the sale of stand-alone PV cells, all into the Chinese market. The remaining 4.9% of our revenue was generated from the sale of assembled PV modules, with 97.9% of PV module revenue from sales to foreign markets, mostly in Europe. Our three-pronged growth strategy to further expand our sales is as follows:

1.
To continue to enlarge our market share in Europe. Today, the European PV market represents over 65% of the world’s total installation. Europe’s global leadership has been spearheaded by Germany and followed by Spain, the two countries, where most of our export goes today, having already established a significant market presence. We experienced a significant drop in our European revenue for the ten month period ending October 31, 2007 which were attributable to costs and effects of our relocation to a new production facility and also a delay in our obtaining TUV certifications for our products. Because of the delay in obtaining our TUV certifications, we had to shift to sales of solar cells instead of our solar modules and we had decreased sales while it was in the process of establishing business relationships with new customers. Further, during the relocation, the installation and debugging required for the mechanical equipment used in our production lines were beyond what was expected and the delays that resulted had a serious impact on the output of our products and our international sales during the first ten months of 2007. However, we believe that because our new production facility is now fully operational and because we have now obtained our TUV certifications, we believe that our sales in Europe will be significantly enhanced going forward. We aim to continue our strong growth momentum in Europe, with the objective of significantly increasing our exports to Europe over the next two years. Although our overall market share in Europe is very small, we have recently obtained TUV certification for our products in Europe. TUV certification involves rigorous testing of the applications for which our products are designed.  It includes verification that the products satisfy strict European regulations for the industry in which the product was designed for and ensures the product specifications are stated correctly.  Certification requires very comprehensive product testing and periodic retesting of the product is required to maintain TUV certifications. We believe that maintaining these certifications will significantly enhanced the sales of our products in Europe. We emphasize product research and development and we are currently developing other types of mono-crystalline and poly-crystalline solar cell products, as well as our own PV or solar energy systems to improve the efficiency of our solar cells and increase the variety of our cell type. We also plan to increase our capacity and production lines next year. All of above will significantly enhance our sales in Europe.

2.
To enter the U.S. market. Although the PV market in the United States currently accounts for only approximately 15% of the global share, it has been growing very rapidly in recent years. For example, total installations in the United States are expected to double in 2007, and installations in the United States are projected to increase to about 23% of the global market in 2011. Our plan is to achieve exports to $10 million in 2008.

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

In striving to meet our growth objectives above, we are taking the following measures:

Obtaining international certifications for our products. We initiated the IEC and TUV certification processes for our products in April 2006. The TUV certification means that our production process has been qualified for IEC 61215 and Safety Class II test standards and production quality inspections are performed periodically. IEC 61215 is a test standard for the durability and reliability of crystalline silicon modules and Safety Class II is a test standard for the electrical shock insulation capabilities of PV modules. We received our official IEC61215 and Safety Class II certifications from TUV in August 2007. We believe that maintaining these certifications will significantly enhanced our sales in Europe. Further, we also began our application process for certification by Underwriter’s Laboratories Inc. (“UL”) for our solar energy products in the United States in May 2007. UL certification means that our products comply with the appropriate safety requirements, many of which are developed by UL, for solar energy products. The UL certification process is expected to be completed in April 2008, and its completion will further enhance sales of our products in the U.S. PV markets.

Improving the efficiency of our solar cells and increasing the variety of our cell types. We continue to conduct R&D and implement technology to improve the efficiency of our solar cells and we also plan to increase the variety of solar cells that we will produce. Our plans are as follows:

	2008	2009
Average conversion efficiency	17%	17.5%
Cell’s size(mm)	125&156	125&156
Cell type	Other high efficiency cells

Expansion of our production capacity. We currently have workshop floor space of 6,200 square meters (m2) with a capacity of 15 MW. We plan to increase our capacity and production lines in the next years as follows:

	2008	2009	2010
Cell Production Line	44	8	8
Capacity (MW)	90-100	200	200
Workshop floor space (m2)	1200012,000	17000	17000

	2008	2009	2010
Lamination Line	6	10	10
Capacity (MW)	100	250	250
Workshop floor space (m2)	12,000	17000	17000

Our anticipated expenditure for the expansion of our work floor space is approximately $4,000,000. Our anticipated expenditure for the additional cell production lines over next 2-3 years is approximately $32,000,000. We also anticipate spending approximately $3,000,000 over the next 2-3 years to expand our lamination lines. The source of funds for these expansion projects will be mainly from equity capital.

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

Our Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand.  We have three (3) year silicon supply agreements with both Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan Ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”), which were executed in 2006 and are in place through 2009. Our silicon wafer supply agreement with Tianjin Huan Ou provides us 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009. Tianjin has long-term contracts to get the silicon material produced by Renewable Energy Corporation (REC) for up to 150 tons of silicon in 2007, up to 300 tons of silicon in 2008 and up to 500 tons of silicon in 2009, all at market prices. Our silicon supply contract with Chengdu provides us with 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009. In order to further mitigate the risk that we will be unable to obtain sufficient supplies of silicon, we entered into a multi-party alliance with Shanghai Shenzhou New Energy Development Co., Ltd., Tianjin Huan Ou, and Shanghai Solar Energy Engineering Technology Research Co., Ltd. A member of our alliance, Tianjin Huan Ou Semiconductor Material Technology Co., Ltd., has had long-time cooperation relationship with REC Silicon, which is one of the top silicon manufacturers in the United States, and we believe that this alliance will help us obtain a sufficient supply of silicon at a reasonable price for the coming years and when we expand our production capacity. However, we cannot guarantee that we will be able to obtain sufficient amounts of silicon through this alliance, or through our current suppliers that will be required to meet our manufacturing needs. If we are unable to obtain sufficient quantities of silicon through the alliance and we had to purchase silicon in the open market, it could have an adverse affect on our results of operations.

Other materials needed to produce cells and modules, such as chemicals, special-made glasses, etc. are relatively easy to purchase from multiple vendors and we intend to work with two to three vendors to ensure the best pricing and quality of these supplies.

Employees

As of January 15, 2008, we had approximately 200 employees, of which all were full-time employees. None of these employees are represented by any collective bargaining agreements. Neither we nor any of our subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

Intellectual Properties and Licenses

The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Duration	Description
Trademark		Trademark Bureau of the People’s Republic of China	Ten years (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Logo, brand name used in our products

Patent	Solar cell fire furnace equipment	Intellectual Property Bureau of the People’s Republic of China	May 25, 2006 to May 25, 2016 (10 years)	To increase cell efficiency with proper cell production technique

Patent	Solar wafer drying equipment	Intellectual Property Bureau of the People’s Republic of China	May 17, 2006 to May 17, 2016 (10 years)	To dry wafers more effectively, thus improving quality and increasing yield

We started the IEC and TUV certification processes for our products in April 2006. We completed the testing process, and we recently received the official certificates for our IEC61215 and Safety Class II certifications from TUV in August 2007. Moreover, we have also applied for UL certification in the United States. We expect this certification process to be completed in April 2008, and we believe that successfully obtaining such certification will pave the way for a more rapid and expansive entry into the U.S. solar energy market.

Current Customers

We sell our products to a number of systems integrators and distributors, mostly located in Europe and China, who purchase solar cells and solar modules from us, software and hardware from other vendors, and then integrate and install the end-product for their customers. These systems integrators sell turnkey solar systems to end-users that include:

•	Individual owners of agricultural buildings

•	Owners of commercial warehouses, offices and industrial buildings,

•	Public agencies and municipal government authorities

•	Owners of land designated as former agricultural land, waste land or conversion land, such as former military bases or industrial areas

•	Financial investors interested in owning large scale solar projects.

We have also established a client base covering Europe, China, and the United States. Our top three (3) customers by value, who accounted for 71.8% of our revenue as of October 31, 2007, are as follows:

•	Shanghai Solar Science & Technology Co., Ltd. was our largest customer in fiscal 2007. Sales to this customer accounted for 41.6% of our 2007 revenue

•	Zhejiang Sun Valley Energy Application Technology Co., Ltd. was our second largest customer. Sales to this customer accounted for 20.4% of our 2007 revenue

•	Shanghai Zhiqin Silicon Technology Co., Ltd. was our third largest customer. Sales to this customer accounted for 9.8% of our 2006 revenue

Management expects that the proportion of revenue accounted for by these customers will decrease as its new markets develop in the United States, China, and Europe.

Competition

The global solar power market is highly competitive and has been rapidly evolving. Various government incentive and subsidy programs implemented in Europe, the United States, China, Japan and other countries in recent years have further induced competition in solar energy product marketplace. In particular, a large number of manufacturers have entered the solar market.

Compared with the larger PV giants such as Sharp, Q-Cell, Suntech, PV-Tech and Shanghai Solar Energy S&T Co. Ltd (“SSEC”), our Company is relatively new. Nevertheless, we believe that we can effectively compete with these companies. We have both an outstanding management team and a strong research and development team consisting of experienced, high-caliber, and devoted professionals. Our main overseas competitors are, among others, BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd. and Sunpower Corporation. Our primary competitors in China include Suntech Power Holding’s Co., Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd. and Nanjing PV-Tech Co., Ltd. We compete primarily on the basis of the power efficiency, quality, performance and appearance of our products, price, strength of supply chain and distribution network, after-sales service and brand image. Many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and enjoy greater brand recognition. Some of our competitors are vertically integrated and design and produce upstream silicon wafers, mid-stream PV cells and modules and downstream solar application systems, which provide them with greater synergies to achieve lower production costs. During periods when there is a shortage of silicon and silicon wafers, we compete intensely with our competitors in obtaining adequate supplies of silicon wafers. We expect the current silicon shortage will continue through 2008.

Moreover, many of our competitors are developing next-generation products based on new PV technologies, including amorphous silicon, transparent conductive oxide thin film, carbon material and nano-crystalline technologies, which, if successful, will compete with the crystalline silicon technology we currently use in our manufacturing processes. We are also seeking to develop new technologies and products through our research collaborations. However, if we fail to develop new technologies and products in a timely manner, we may lose our competitive advantage.

We, like other solar energy companies, also face competition from traditional non-solar energy industries, such as the petroleum and coal industries. The production cost per watt of solar energy is significantly higher than other types of energy. As a result, we cannot assure you that solar energy will be able to compete with other energy industries, especially if there is a reduction or termination of government incentives and other forms of support.

Environmental Matters

Our manufacturing processes generate noise, wastewater, gaseous wastes and other industrial wastes. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing process. We outsource the treatment of some of our wastewater and other liquid wastes to third-party contractors. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities in Shanghai. We are planning to apply for ISO 14001 certification for our manufacturing facilities in Shanghai in 2008. ISO 14001 prescribes standards for management of organizations to achieve an effective environmental management system.

Principal Executive Offices

Our principal executive office is located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China, and our telephone number is (8621) 5488-8436.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this transition report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed.

Risks Related to Our Company and Our Industry

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. We completed our first PV cell manufacturing line in October 2005, and our first PV lamination line was completed in December 2005. We began commercial shipment of our PV cells and modules in December 2005 as well.  Our limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by recent companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

In August 2007, we raised $18,400,000 in a private offering of our common stock and warrants that we plan to use for our operations. However, we may not be able to manage the expansion of our operations effectively, which may have an adverse effect on our business and results of operations.

We raised $18,400,000 through a private offering of our common stock and warrants at the closing of our Financing on August 8, 2007. We plan to use funds raised in the Financing for our operations and continued expansion of our business to address the growth in demand for solar power products and services, as well as to capture new market opportunities. Our expansion plans include but are not limited to the construction of additional production lines, the hiring of additional management and personnel and the purchase of assets from other companies. However, we cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support this growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, any of which could have an adverse affect on our business and results of operations.

The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications could cause a reduction in demand for our products and lead to decreases in our revenues.

We believe that the growth in many of the markets for our products, including our current largest markets, Germany and Spain, depends in part on the availability and amounts of government subsidies and economic incentives. At present, the cost of solar energy substantially exceeds the retail price of electricity in most markets in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Spain and the United States, have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction or elimination of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in their markets. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations.

If solar power technology is not suitable for widespread adoption, or sufficient demand for products does not develop or takes longer to develop than we anticipated, our sales may not continue to increase or may even decline, and we may be unable to sustain profitability.

The solar power market is at a relatively early stage of development and the extent to which our solar power products will be widely adopted is uncertain. Historical and current market data in the solar power industry are not as readily available as those in other more established energy industries where trends can be assessed more reliably from data gathered over a longer period of time. If solar power technology proves unsuitable for widespread adoption or if demand for our products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to sustain our profitability. In addition, demand for solar power products in our targeted markets, including China and the United States, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar technology and demand for solar products, including:

•	performance and reliability of solar power products compared to conventional and other non-solar energy sources and products;
•	cost-effectiveness of solar power products compared to conventional and other non-solar energy sources and products;
•	availability of government subsidies and incentives to support the development of the solar power industry;
•
fluctuations in economic and market conditions that affect the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by end users of solar power products, which tend to decrease when economy slows down;
•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass; and
•	deregulation of the electric power industry and broader energy industry.

The failure of the market for solar energy products to develop or the development of the solar energy product market to a lesser extent than we anticipate would have a material adverse effect on our business.

Because we face intense competition from other companies producing solar energy and other renewable energy products and many of our competitors have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The market for solar energy products is intensely competitive and rapidly evolving. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Our competitors include solar power divisions of large conglomerates such as BP Solar, Kyocera, Royal Dutch Shell, Sharp Corporation and Sanyo, as well as specialized cell and module manufacturers such as Q-Cells AG and Solarfun Power Holdings Co., Ltd., as well as integrated manufacturers of PV products such as SolarWorld AG. Some of our competitors, such as Renewable Energy Corporation ASA, have also become vertically integrated, from upstream silicon wafer manufacturing to solar system integration. We expect to compete with future entrants to the solar energy product market that offer new technological solutions. We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells. Many of our competitors are developing or currently producing products based on new solar energy technologies, including amorphous silicon, ribbon, sheet and nano technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar we use. In addition, the entire solar energy industry also faces competition from conventional and non-solar renewable energy technologies. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not as competitive with other energy sources without government incentive and subsidy programs.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, those competitors may have stronger bargaining power with the supplier and have an advantage over us in negotiating favorable pricing, as well as securing silicon wafer supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and reduce our sales and market share.

The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar energy industry, evolving industry standards and changing customer requirements. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing solar energy technologies that other companies may develop could prove to be more cost-effective and have better performance than our solar energy products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Breakthroughs in solar energy technologies that do not use crystalline silicon could mean that companies such as us that rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales. Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and result in a decline in our market share.

Our future success substantially depends on our ability to significantly increase both our manufacturing capacity and output. Our ability to achieve our expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position and improve our profitability. Our ability to establish additional manufacturing capacity and increase output is subject to significant risks and uncertainties, including:

•	the need to raise significant additional funds to purchase and prepay for raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with equipment vendors;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional manufacturing capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned. Moreover, we cannot assure you that if we do expand our manufacturing capacity and output we will be able to generate sufficient customer demand for our PV products to support our increased production levels.

Our inability to obtain sufficient quantities of silicon and silicon wafers would adversely affect our business and results of operations and limit our ability to further expand.

Silicon wafers are the essential raw materials for making our solar power products. To maintain competitive manufacturing operations, we will depend on our suppliers’ timely delivery of quality silicon wafers in sufficient quantities and at acceptable prices. Silicon wafer suppliers, in turn, depend on silicon manufacturers to supply silicon required for the production of silicon wafers. We have formed a strategic multi-party alliance with both upstream and downstream partners in an effort to obtain a reliable supply of silicon. However, significant growth of the solar power industry has resulted in a significant increase in demand for silicon and silicon wafers, and some producers have, from time to time, experienced late delivery and supply shortages. In particular, some suppliers of silicon also supply to silicon wafer manufacturers for the semiconductor industry, which typically have greater buying power and market influence than manufacturers for the solar power industry. As a result, increases in the demand for silicon from the semiconductor industry may, in the future, result in late deliveries or supply shortages with respect to the specialized silicon that silicon wafer suppliers need as raw materials. Our business has not been impacted so far by a supplier’s late delivery or any supply shortages of silicon. However, any shortage of silicon or our inability to get silicon when we need it could result in a reduction of manufacturing output, delayed or missed shipments, damaged customer relationships and decreased revenues any of which may adversely affect our business, our results of operations and our future expansion plans.

Our gross margins may be materially and adversely affected as a result of entering into fixed price, prepaid arrangements with our suppliers.

We plan to secure our supply of silicon wafers increasingly through long-term contracts with suppliers. We currently have two three-year silicon wafer supply contracts with Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. and Chengdu Jiayang Silicon Technology, Inc., Ltd., under which these suppliers agreed to provide us with specified quantities of silicon wafers at agreed prices from 2007 through 2009. In order to further reduce the risk that we will be unable to obtain sufficient supplies of silicon, we entered into a multi-party alliance with Shanghai Shenzhou New Energy Development Co., Ltd., Tianjin Huan Ou Semiconductor Material Technology Co., Ltd., Shanghai Solar Energy Engineering Technology Research Co., Ltd. A member of our alliance, Tianjin Huan Ou Semiconductor Material Technology Co., Ltd., has had long-time cooperation relationship with REC Silicon, which is one of the top silicon manufacturers in the United States, and we believe that this alliance will help us obtain a sufficient supply of silicon at a reasonable price for the coming years and when we expand our production capacity. If the prices of silicon or silicon wafers were to decrease in the future and we were locked into fixed price, prepaid arrangements, we may not be able to adjust our materials costs and thus, our gross margins will be negatively affected. Additionally, if demand for our solar power products decreases, we may incur costs associated with carrying excess materials, which may have a material adverse effect on our operating expenses. To the extent we are not able to pass these costs and expenses to our customers, our business, results of operations and financial condition may be materially and adversely affected. Moreover, since some of our supply contracts may require pre-payment of a substantial portion of the contract price, we may not be able to recover such pre-payments and would suffer losses should such suppliers fail to fulfill their delivery obligations under the contracts.

Our dependence on a limited number of third-party suppliers for key raw materials and customized manufacturing equipment could prevent us from timely delivering our products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

We purchase raw materials from a limited number of third-party suppliers. Our suppliers of silicon include Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. and Chengdu Jiayang Silicon Technology Inc. Ltd. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to our customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of a supplier to supply materials and components that meet our quality, quantity and cost requirements in a timely manner could impair our ability to manufacture our products or increase our costs, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms. In addition, certain of our manufacturing equipment has been designed and made specifically for us. As a result, such equipment is not readily available from multiple vendors and would be difficult to repair or replace. Any significant damage to, or break down of, our customized manufacturing equipment could cause material interruptions to our operations and consequentially, could have a material adverse effect on our business and results of operations.

Our dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

We currently sell a substantial portion of our solar energy products to a limited number of customers, including distributors, engineering design firms, system integrators, other value-added resellers, as well as integrated manufacturers of solar power modules and products. In the ten months ended October 31, 2007, our top two customers accounted for approximately 62.0% of our total net revenues and sales to our largest customer accounted for approximately 41.6% of our total net revenues. Sales to our other customers are typically made through non-exclusive, short-term arrangements. We anticipate that our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

•	reduction, delay or cancellation of orders from one or more of our significant customers;
•	selection by one or more of our significant distributor customers of products competitive with ours;
•	loss of one or more of our significant customers and our failure to identify additional or replacement customers; and
•	failure of any of our significant customers to make timely payment for our products.

We face risks associated with the marketing, distribution and sale of our PV products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

In the ten months ended October 31, 2007, we sold 4.8% of our products to customers outside of China. The marketing, international distribution and sale of our PV products expose us to a number of risks, including:

•	fluctuations in currency exchange rates; difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;
•	increased costs associated with maintaining marketing efforts in various countries;
•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our products;
•	inability to obtain, maintain or enforce intellectual property rights; and
•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Wennan Li, our chief executive officer and the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Each of our executive officers has entered into an employment agreement with our subsidiary, which contains confidentiality and non-competition provisions. However, if any disputes arise between our executive officers and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets. See “Risks Related to Doing Business in China— Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.”

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the solar power industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law and other contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. For example, we have two (2) issued patents and we also have two (2) pending patent applications in China. We cannot assure you that our patent applications will be issued with claims sufficiently broad for our business. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to solar power technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Although we sell a substantial portion of our products outside of China, we currently only hold patents issued in China. Our business, results of operations and financial condition would be materially and adversely affected if our sales outside China were to be restricted by intellectual property claims by third parties.

As of October 31, 2007, we had a total of two (2) issued patents and two (2) pending patent applications in China. We do not have, and have not applied for, any patent for our proprietary technologies outside China although we have sold, and expect to continue to sell, a substantial portion of our products outside China. Since the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products. If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected. If we are required to stop selling such allegedly infringing products, seek license and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations and financial condition may be materially and adversely affected.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

Our products may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. Our PV modules are typically sold with a two-year limited product warranty for defects in materials and workmanship, and a 5-, 10- and 20-year warranty against declines of initial power generation capacity by more than 10%, 10% and 15%, respectively. As a result, we bear the risk of extensive warranty claims long after we sell our products and recognize revenues. We estimate and record a warranty obligation in cost of revenue at the time revenue is recognized. As we began selling PV modules only since September 2005, none of our PV modules has been in use for more than five years. Due to the short usage history of our products, we cannot assure you that our assumptions regarding the durability and reliability of our products are reasonable. Our warranty provisions may be inadequate, and we may have to incur substantial expense to repair or replace defective products in the future. Any increase in the defect rate of our products would cause us to increase the amount of our warranty reserves and have a correspondingly negative impact on our operating results. Furthermore, widespread product failures may damage our market reputation, reduce our market share and cause our sales to decline.

The lack or inaccessibility of government and private sector financing for off-grid solar energy applications could cause our sales to decline.

Our products are used for off-grid solar energy applications in developed and developing countries. In some developing countries, government agencies and the private sector have, from time to time, provided subsidies or financing on preferred terms for rural electrification programs. We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar energy applications, particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire PV systems. If existing financing programs for off-grid solar energy applications are eliminated or if financing is inaccessible, the growth of the market for off-grid solar energy applications may be materially and adversely affected, which could cause our sales to decline. In addition, a rise in interest rates could render existing financings more expensive and be an obstacle for potential financings that would otherwise spur the growth of the PV industry.

Changes to existing regulations over the utility sector and the PV industry may present technical, regulatory and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our products.

The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utilities companies. These regulations and policies often relate to electricity pricing and technical interconnection of end user-owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users’ purchases of alternative energy sources, including PV products, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or for having the capacity to use power from the electricity transmission grid for back-up purposes. These fees could increase end users’ costs of using our PV products and make our PV products less desirable, thereby having an adverse effect on our business, prospects, results of operations and financial condition.

We anticipate that our PV products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters in various countries. It is also burdensome to track the requirements of individual localities and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our PV products may result in significant additional expenses to us, our distributors and end users and, as a result, could cause a significant reduction in demand for our PV products.

Fluctuations in exchange rates could adversely affect our business.

A portion of our sales is currently denominated in U.S. dollars, with the remainder in Renminbi and Euros, while a substantial portion of our costs and expenses is denominated in U.S. dollars and Renminbi, with the remainder in Euros. Therefore, fluctuations in currency exchange rates could have a material adverse effect on our financial condition and results of operations. Fluctuations in exchange rates, particularly among the U.S. dollar, Renminbi and Euro, affect our gross and net profit margins and could result in foreign exchange and operating losses.

We had net foreign currency translation adjustment gains of $192,466 and $48,065 as of October 31, 2007, and October 31, 2006, respectively. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. We plan to reduce the effect of such exposure through hedging arrangements, such as entering into forward exchange contracts and foreign currency option contracts, but we cannot assure you that such hedging activities will be effective in managing our foreign exchange risk exposure.

Our financial statements are expressed in U.S. dollars but our functional currency is Renminbi. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars any appreciation of the Renminbi against the U.S. dollar could result in a change to our income statement. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our stock.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

As with other PV product manufacturers, we are exposed to risks associated with product liability claims in the event that the use of the PV products we sell results in injury or death. Since our products are electricity producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. We only commenced commercial shipment of our products in December 2005 and, due to limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, because the insurance industry in China is still in its early stages of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

As of January 15, 2008, our directors and executive officers control approximately 50.18% of our outstanding shares of stock entitled to vote. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and some of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We conduct substantially all of our business through our subsidiary, Perfectenergy BVI and its subsidiary, Perfectenergy Shanghai, which is established in China. Perfectenergy Shanghai is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

          We conduct a substantial portion of our operations in China and the majority of our assets are located in China. In addition, all of our executive officers and most of our directors reside within China. As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

We rely on dividends paid by our subsidiaries for our cash needs.

We conduct substantially all of our operations through our subsidiary, Perfectenergy BVI, and its subsidiary, Perfectenergy Shanghai, which is a limited liability company established in China. We rely on dividends paid by Perfectenergy Shanghai for our cash needs, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur, including the loans made to Perfectenergy BVI described under “Related Transactions,” and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Perfectenergy Shanghai is also required to set aside at least 10.0% of its after-tax profit based on China’s accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. Perfectenergy Shanghai is also required to allocate a portion of its after-tax profits to its staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if Perfectenergy Shanghai incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Certain portions of our revenues and expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, our Chinese subsidiary, Perfectenergy Shanghai, is able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by Perfectenergy Shanghai under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if Perfectenergy Shanghai borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance Perfectenergy Shanghai by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of Perfectenergy Shanghai to obtain foreign exchange through debt or equity financing.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The Chinese government has provided various incentives to high-technology companies, including Perfectenergy Shanghai, our operating subsidiary, in order to encourage development of the high-technology industry. Such incentives include reduced tax rates and other measures. For example, Perfectenergy Shanghai, which is registered and operating in a high-tech zone in Shanghai, has been qualified as a “high or new technology enterprise.” As a result, we are entitled to a preferential enterprise income tax rate of 15.0% so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status. We were entitled to a two-year exemption from the enterprise income tax for our first two profitable years of operation, which were 2005 and 2006. We thereafter are entitled to a 50% deduction of the income tax rate of 33%, which is a rate of 18% from January 2007 to December 31, 2009. As these tax benefits expire, our effective tax rate may increase significantly. Beginning January 1, 2008, a new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are: (a) the new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies, who pay a reduced rate of 15%; and (b) companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above during the grace period. Since Perfectenergy Shanghai was established before March 16, 2007, we are qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines for this new tax law have not been published yet, we cannot determine what the new tax rate (15% or 25%) will be applicable to us and our subsidiaries after the end of each respective tax holiday term. Any increase of in our enterprise income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. In 2005, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases. Any prolonged recurrence of avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS or any other epidemic.

Risks Relating to Ownership of Our Securities

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

          The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

          Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

          When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

          Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.

          The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.

          Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock will be quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	announcements of technological innovations, new services or product lines by us or our competitors;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Perfectenergy BVI did not incur as a private company prior to the Financing and Exchange. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority ("FINRA"). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Since, prior to the share exchange and the private placement financing, Perfectenergy BVI operated as a private company without public reporting obligations, Perfectenergy BVI has committed limited personnel and resources to the development of the external reporting and compliance obligations that would be required of a public company. Recently, we have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us. Prior to taking these measures, we did not believe we had the resources and capabilities to do so. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Shanghai Offices and Facilities

Our main office and our manufacturing facilities are located in Shanghai, People’s Republic of China. The table below provides a general description of our facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China 201100	Main Office and Manufacturing facility	6,200	June 2011

We lease our main office and factory premises under a property lease agreements that expires in June 2011, with an option to renew the lease. Minimum future commitments under the lease agreements payable as of October 31, 2007 are as follows:

Year Ended October 31	Amount
2008	168,783
2009	172,299
2010	177,222
2011	103,379
Thereafter	—

Rental expense was $145,315 and $73,215 during the ten months ended October 31, 2007 and 2006, respectively. We believe that our existing facilities are well maintained and in good operating condition.

Captain Black Property

Although we continue to own the “Captain Black Property,” which consists of a 100% interest in one mineral claim, comprising 22 claim units, known as the Captain Black property located in the Omenica Mining District, British Columbia approximately 72 km southwest of Houston, British Columbia, we have completely ceased all mining operations. This mineral claim remains in good standing until January 13, 2008. We acquired the Captain Black property pursuant to a mineral purchase and sale agreement, dated October 27, 2005, with Kleinebar Resources Ltd. in consideration for the payment of $5,000 to Kleinebar Resources and an additional $10,000 in exploration and development costs on the Captain Black property that we were required to pay by July 30, 2006. On April 27, 2006, we completed our acquisition of this mineral claim by paying the sum of $10,000 to Kleinebar Resources, who conducted and completed the initial phases of the exploration program on the property. However, as disclosed in our previously filed quarterly reports, as result of our failure to generate revenues from this mineral claim, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues and the conclusions contained in the geological report for the Captain Black Property, our management decided that it was not in our best interests to pursue the mining business, and thus we abandoned all mining operations on this mineral claim and sought other business opportunities to substantiate stockholder value, resulting in the Exchange described under Item 1 above.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the quarter immediately preceding the period covered by this transition report on Form 10-KSB.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PFEN". The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB since our inception. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

October 31, 2007	$1.60	$1.15
July 31, 2007	$1.55	$1.25
April 30, 2007	$1.25	$0.00
January 31, 2007	$0.05	$0.00

October 31, 2006*	$0.00	$0.00
July 31, 2006*	$0.00	$0.00
April 30, 2006*	$0.00	$0.00
January 31, 2006*	$0.00	$0.00

* Our stock had no active trading market during the fiscal year ended October 31, 2006.

As of January 15, 2008, the closing sales price for shares of our common stock was $1.66 per share on the Over-The-Counter Bulletin Board.

Holders

As of January 15, 2008, we had approximately 32 stockholders of record of our issued and outstanding common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and its telephone number is (480) 481-3940.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our Common Stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth, as of October 31, 2007, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights column (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))

Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders	4,472,235	(1)	$0.70	1,527,765	(2)
Total	4,472,235		$0.70	1,527,765

(1)	Includes outstanding options granted pursuant to the Company’s 2007 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Incentive Plan.

On September 5, 2007, our board of directors approved the 2007 Stock Incentive Plan (the “Plan”). All of our employees, officers, and directors, and those of our consultants and advisors who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards (each, an “Award”) under the Plan. The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration, in the applicable option agreement. Awards may be made under the Plan for up to 6,000,000 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to any participant under the Plan is 2,000,000 shares of common stock. The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, any distribution to holders of common stock other than a normal cash dividend, and liquidation or dissolution.

Recent Sales of Unregistered Securities

This information has been previously included in a current report on Form 8-K, and, therefore, need not be furnished pursuant to SEC rules regarding Form 10-KSB. Reference is made to Item 3.02 of our Current Report on Form 8-K filed on August 13, 2007, which is hereby incorporated by reference, for a description of our recent sales of unregistered securities during the period covered by this transition report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of the results of operations and financial condition of Perfectenergy International Limited for the ten months ended October 31, 2007 and 2006 and the fiscal years ended December 31, 2006 and 2005 should be read in conjunction with the Selected Consolidated Financial Data, Perfectenergy International Limited’s financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Description of Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Perfectenergy Nevada was originally incorporated on February 25, 2005 in the State of Nevada under its former name “Crestview Development Corporation.” As a result of the share exchange transaction that was completed on August 8, 2007 and described more fully above in this prospectus in the section titled “Description of Business,” Perfectenergy BVI, a British Virgin Islands company engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems, became our wholly owned subsidiary and our new operating business. Perfectenergy BVI was incorporated under the laws of the British Virgin Islands on April 1, 2005 and conducts its business operations through its wholly owned subsidiary Perfectenergy Shanghai, which was incorporated under the laws of the People’s Republic of China on July 8, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements under the section below titled “Financial Statements”, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. We regularly review inventory quantities on hand and record any inventory believed to be impaired down to its net realizable value. If actual demand or market conditions are less favorable than projected demand, additional inventory write-downs may be required that could adversely impact financial results for the period in which the additional excess or obsolete inventory is identified.

Inventories constitute a majority of our current assets as reflected in our balance sheets as of December 31, 2006 and October 31, 2007. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

We estimate the amount of the excess inventories by comparing inventory on hand with the estimated sales that can be sold within our operating cycle. To estimate the amount of obsolete inventories, we analyze movement of our products, monitor competing technology and evaluate acceptance of our products in the marketplace. Based on this information, we estimate inventories that cannot be sold at all or can only be sold at deeply discounted prices.

We determine the market value of our inventory by assessing current market prices as of the reporting date. Based on the current market situation and research conducted by professional market analysts, management expects the shortage of silicon to continue in the near future, and the price of solar cells and modules to rise in the first half of 2008 and remain steady in the second half of 2008. Management also expects the price of other materials for module production to rise in 2008. If the market value is higher than our purchase price, we report the amount of the inventories at the original purchase price, and if the market value is lower than our purchase price, then we write-off the difference between our purchase price and the market value to the net realizable value.

Revenue recognition

We derive revenue principally from sales of solar cells and modules. Revenue from product sales is generally recognized, net of estimated product return costs, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed, and recoverability is reasonably assured. In general, however, we do not accept product returns. Please see Note 2 to our financial statements for the transition period from January 1, 2007 to October 31, 2007, under the caption “Revenue Recognition.” Sales revenue represents the invoiced value of goods, net of value-added tax (VAT).

Allowance for doubtful accounts

We closely monitor the collection of our accounts receivable and record a general allowance for doubtful accounts against aged accounts and a specific reserve for identified amounts that we believe are not recoverable. We sell primarily to large, well-established customers, and we have not experienced significant accounts receivable loss in the past. If there is an adverse change in the financial condition of our customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

Warranty

Our products are subject to rigorous regulation and quality controls.   Although we have established extensive product quality programs and processes, including monitoring and evaluating the quality of our component suppliers, we record a warranty obligation related to anticipated products failure rates and product recalls. We generally warrant our product for a period of five years from the date of shipment, but we do also have 10-year and 20-year warranties. As we have not experienced significant warranty claims to date, we accrue the estimated costs of such warranties based on our assessment of competitor’s accrual history while incorporating some estimates of failure rates through our quality review staff. Actual warranty costs are accumulated and charged against accrued warranty liability. If we experience unforeseen technical problems with our products in future periods to meet our product warranty requirements, revisions to our estimated cost of warranty may be required, and our gross margins will be negatively impacted.

Research and development

Research and development expense include salaries, consult fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as incurred as they do not directly related to any particular licensee, licensee agreement or licenses fee.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instructs” (“FAS 155”) which amends SFAS No.133,”Accounting for Derivative Instruments and Hedging Assets and Extinguishments of Liabilities” FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS155 eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold under FAS140. FAS155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFA No.155 did not have a material effect on the Company’s financial position or results of operations.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that   are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure   requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS   159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and December 31, 2005

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Year Ended December 31, 2006	% of Revenues	For Period from April 1, 2005 (inception) to December 31, 2005	% of Revenues
REVENUES	$10,598,286	100.00%	$5,802,122	100.00%

COST OF REVENUES	9,206,123	86.86%	5,137,107	88.54%

GROSS PROFIT	1,392,163	13.14%	665,015	11.46%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	800,098	7.55%	193,904	3.34%

RESEARCH AND DEVELOPMENT	19,629	0.19%	111,725	1.93%

INCOME FROM OPERATIONS	572,436	5.4%	359,386	6.19%

OTHER EXPENSES	53,232	0.5%	5,550	0.10%

INCOME BEFORE PROVISION FOR INCOME TAXES	519,204	4.90%	353,836	6.09%

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)	519,204	4.90%	353,836	6.09%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	43,722	0.41%	13,340	0.23%

COMPREHENSIVE INCOME	562,926	5.31%	367,176	6.32%

REVENUES. Our revenues include revenues from sales of solar cells, and solar modules. During the year ended December 31, 2006, we had revenues of $10,598,286 as compared to revenues of $5,802,122 for the period from April 1, 2005 (inception) until December 31, 2005, an increase of approximately 82.66%. This increase is attributable to the increased sales of solar cells and solar modules and having an entire year of operation rather than a nine month period. We believe that our sales will continue to grow because we are strengthening our sales force and improving the quality of our products.

COST OF REVENUES. Cost of revenues for 2006 increased $4,069,016 or 79.21%, from $5,137,107 for the period from April 1, 2005 (inception) until December 31, 2005 to $9,206,123 for the year ended December 31, 2006. The increase in our cost of revenues was proportional to the corresponding 82.66% increase in our revenues for 2006 as compared to our revenues for 2005.

GROSS PROFIT. Gross profit was $665,015 for the period from April 1, 2005 (inception) until December 31, 2005 as compared to $1,392,163 for the year ended December 31, 2006, representing gross margins of approximately 11.46% and 13.14%, respectively. The increase in our gross profits was mainly due to the Company having a whole year of operations in 2006 and an increase in production efficiency. In addition, sales in 2005 were mainly for buy and sell activities that have a lower gross profit percentage whereas sales in 2006 mainly consisted of sales of processed inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $800,098 for the year ended December 31, 2006, as compared to $193,904 for the period from April 1, 2005 (inception) until December 31, 2005, an increase of approximately 312.63%. This increase is primarily attributable to increased wages, increased depreciation, increased selling and distribution expenses, and the costs to relocate to the new production facilities.

RESEACH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $19,629 for the year ended December 31, 2006, as compared to $111,725 for the period from April 1, 2005 (inception) until December 31, 2005, a decrease of approximately 82.4%. The decrease was mainly because more R&D activities were performed in 2005 when we first began operations as compared to 2006. In addition, in 2006, the Company had 2 pending patents under the registration process and the Company has not continued performing more R&D activities until the patents for these products are approved.

OTHER EXPENSES (INCOME) . Our other expenses consisted of financial expenses and interst income. We had other expenses of $53,232 for the year ended December 31, 2006 as compared to $5,550 for the period from April 1, 2005 (inception) until December 31, 2005, an increase of approximately 859.14%. The increase in other expenses mainly due to the interest expense paid for the loans from stockholders and officers during the year of 2006.

NET INCOME. Our net income for the year ended December 31, 2006 was $519,204 as compared to $353,836 for the period from April 1, 2005 (inception) until December 31, 2005. The increase in net income is attributable to increased sales volume and lower average costs. Our management believes that net income will continue to increase because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional solar energy product markets in Asia, Europe and the United States. We are also making efforts to decrease our costs.

Comparison of Ten Month Periods Ended October 31, 2007 and October 31, 2006

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Ten months ended Oct 31
	2007	% of Revenues	(unaudited) 2006	% of Revenues
REVENUES	$8,565,494	100.00%	$9,028,484	100.00%

COST OF REVENUES	8,370,686	97.73%	7,766,309	86.02%

GROSS PROFIT	194,808	2.27%	1,262,175	13.98%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,467,800	17.14%	525,786	5.82%

INCOME (LOSS) FROM OPERATIONS	(1,272,992)	-14.87%	736,389	8.16%

OTHER EXPENSES (INCOME), NET	296,743	3.46%	42,893	0.48%

INCOME BEFORE PROVISION FOR INCOME TAXES	(1,569,735)	-18.33%	693,496	7.68%

PROVISIONS FOR INCOME TAXES	73,985	0.86	—	—

NET INCOME (LOSS)	(1,495,750)	-17.47%	693,496	7.68%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	135,404	1.58%	34,725	0.38%

COMPREHENSIVE INCOME	(1,360,346)	-15.89%	728,221	8.06%

Comparison of Ten Months Ended October 31, 2007 and 2006

REVENUES . During the ten months ended October 31, 2007, we had revenues of $8,565,494 as compared to revenues of $9,028,484 during the ten months ended October 31, 2006, a decrease of approximately 5.1%. This decrease is attributable to decreased production because we moved to our new production facilities during this period, and during the relocation, the installation and debugging required for the mechanical equipment used in our production lines were beyond what was expected and the delays that resulted had a serious impact on the output of our products. Further, we had decreased shipments of our solar modules because we had not received TUV certifications before September 1, 2007, and because of this delay, the Company had to shift to sales of solar cells instead and the Company’s sales decreased while it was in the process of establishing business relationships with new customers.

COST OF REVENUES. Cost of revenues for the ten months ended October 31, 2007 were $8,370,686 as compared to $7,766,309 for the ten months ended October 31, 2006, a increase of approximately 7.8%. The increase in revenue costs was proportional to the increase in our raw material costs of sales during the ten months ended October 31, 2007 as compared to the same period in 2006.

GROSS PROFIT. Our gross profit for the ten months ended October 31, 2007 was $194,808 as compared to a gross profit of $1,262,175 for the ten months ended October 31, 2006, representing gross margins of approximately 2.27% and 13.98%, respectively. The decrease in gross profits is attributable to an increase in fixed costs caused by our relocation to our new production facility, which is approximately six times larger than our old facility. Further, during the ten months ended October 31, 2007, our production had not returned to our desired production levels and our sales volumes were not at normal levels. During that period, we also improved the structure design of our products, and this caused the unit costs of our products to rise. Another reason was the increase in raw materials’ prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,467,800 for the ten months ended October 31, 2007 as compared to $525,786 for the ten months ended October 31, 2006, an increase of approximately 179.15%. This increase was caused by costs related to our relocation to our new plant and our plant expansion, such as rental, utilities, and salary expenses. The main reason for the increase was because of our financing, which we completed in August 2007. During this financing, we incurred substantial consultant fees, auditing fees and counsel fees.

OTHER EXPENSES (INCOME) . Other expenses for the ten months ended October 31, 2007 consisted of financial expenses, interest income and change in fair value of derivative instruments. We had other expenses of $296,743 for the ten months ended October 31, 2007 as compared to other expenses of $42,893 for the same period ended October 31, 2006, an increase of approximately 591.8%, which was due to the increase in fair market value of our outstanding warrants.

NET INCOME (LOSS) . We had a net loss of $1,495,750 for the ten months ended October 31, 2007 as compared to net income of $693,496 for the ten months ended October 31, 2006. The decrease in net income was primarily due to the decrease in our sales volume and our gross profits could not cover our fixed costs. However, our management believes that this decrease is not a trend and our Company’s net income will increase in future periods because we have multiple executed sales contracts for our products and we expect to sign several other sales contracts shortly.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Twelve Months ended December 31, 2006

Net cash flow provided by operating activities was $550,745 in fiscal 2005 and while net cash flow used in operating activities was $383,297 in fiscal 2006. The decrease of net cash flow provided by operating activities in fiscal 2006 was mainly due to the increased purchase of solar cells and other key inventory materials.

Net cash flow used in investing activities was $263,136 for fiscal 2005 and $1,351,813 in fiscal 2006. Uses of cash flow for investing activities included equipment purchases, costs associated with construction in progress and the prepayments on equity investments. The increase of net cash flow used in investing activities in fiscal 2006 was mainly due to the purchase of additional equipment and machinery and prepayment for the acquisition of investments.

Net cash flow provided by financing activities was $360,000 in fiscal 2005 and $1,145,149 in fiscal 2006. The increase in net cash flow was mainly due to $983,213 in borrowings from stockholders and officers, and $187,050 received as additional paid-in capital during fiscal 2006.

Ten Months Ended October 31, 2007

Net cash flow used in operating activities was $3,712,894 for the ten months ended October 31, 2007 and while net cash flow used in operating activities was $477,479 for the ten months ended October 31, 2006. The increase of net cash flow used in operating activities for the ten months ended October 31, 2007 was mainly due to an increase in inventory and prepayments.

Net cash flow used in investing activities was $1,864,517 and $1,298,918 for the ten months ended October 31, 2007 and 2006, respectively. Uses of cash flow for investing activities related to the capital expenditures for the acquisition of plant and equipment and cash paid for the acquisition of investments.

Net cash flow provided by financing activities was $15,152,465 for the ten months ended October 31, 2007. Compared with the net cash flow provided by financing activities of $1,166,975 for the ten months ended October 31, 2006, the increase of net cash flow was mainly due to the issuance of common stock to new investors ten months ended October 31, 2007 as compared to $0 in such cash proceeds received during the same period in 2006.

Capital Resources

We have financed our operations primarily through cash flows from operations and also through proceeds of issuance of common stock. In August 2007, we also received net proceeds of $15.99 million from our private placement financing transaction that is described above in this prospectus under the section titled "Description of Business." Thus we believe that our current cash and cash equivalents, anticipated cash flow from operations and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 8 months. The proceeds from the private placement financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, for research and development expenses and for the purchase of silicon that we will need for the planned our operations. However, we cannot provide any assurances that the proceeds raised in the financing will be sufficient for the planned expansion of our operations. Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of October 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands

Contractual Obligations :
Bank Indebtedness	$—	$—	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases (1)	$622	$169	$350	$103	$—
Purchase Obligations (2)	$122,541	$34,039	$88,502	$0	$—
Total Contractual Obligations:	$123,163	$34,208	$88,852	$103	—

(1) Operating lease amounts include the lease for the Company’s main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

(2) Purchase obligations consist of the two (2) silicon wafers supply purchase contracts that we have with Tianjin Huan Ou and Chengdu that are described above under the section titled “Our Suppliers.”

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Perfectenergy Nevada does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, Perfectenergy Nevada may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates . Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At October 31, 2007, we had approximately $9,701,545 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates . A substantial portion of our sales is denominated in Euros, Renminbi (“RMB”) or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros, RMB and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly among the U.S. dollar, RMB and Euro, affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $135,404 and $34,725 in ten months ended October 31 2007 and 2006, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this transition report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent auditors, Moore Stephens Wurth Frazer and Torbet.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this transition report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this transition report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers' evaluation has also concluded that there have been no occurrences during the last three months of the period covered by this transition report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Positions Held:	Effective Date of Appointment	Director’s Term of Office
Wennan Li	40	Chief Executive Officer, President, and Chairman of the Board of Directors	August 8, 2007	2 years
Diping Zhou	39	Chief Accounting Officer, Treasurer and Secretary	August 8, 2007	N/A
Min Fan	42	Director	August 25, 2007	2 years
Yunxia Yang	50	Director	August 25, 2007	2 years
Adam Roseman	29	Director	August 25, 2007	3 years
Yajun Wu	48	Director	November 20, 2007	3 years

Wennan Li, Chief Executive Officer, President and Director, has extensive experience with technological development, production management and international marketing in PV industry. Mr. Li is founder, director and current general manager of Perfectenergy Shanghai, our operating subsidiary. From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, of the leading PV companies in China. He has also served as a PV industry expert advising the Shanghai government regarding the PV Industry. Mr. Li received a Master’s degree in 1991 from the Management School of Shanghai Jiaotong University and received his Bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Diping Zhou, Chief Accounting Officer, Treasurer and Secretary, is also a Vice President and accountant for Perfectenergy Shanghai. Mr. Zhou received his bachelor’s degree in accounting from Shanghai Lixin University of Commerce in 1988. Mr. Zhou has extensive accounting experience. From 1988 through 2000, Mr. Zhou held the positions of accountant, financial manager, controller of budget and financial department of Shanghai Fenghuang Stock Co., Ltd., a Chinese public company listed on the Shanghai Stock Market. From 2000 through 2002, Mr. Zhou was the audit director and financial controller in JHJ International Transportation Co., Ltd. From 2002 through 2005, Mr. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.

Min Fan, Director, is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP) and has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006. CTRP is a Chinese-based travel services business with a $1.7 billion market capitalization. Mr. Fan is also a founding stockholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator and franchisor with a $500 million market capitalization. Mr. Fan has served as CTRP’S Chief Operating Officer from November 2004 to January 2006. Prior to that, he served as CTRP’s Executive Vice President from 2000 to November 2004. From 1997 to 2000, Mr. Fan was the Chief Executive Officer of Shanghai Travel Service Company, a leading domestic travel agency in China. From 1990 to 1997, he served as the Deputy General Manager and in a number of other senior positions at Shanghai New Asia Hotel Management Company, which was one of the leading hotel management companies in China. Mr. Fan obtained his Master’s and Bachelor’s degrees from Shanghai Jiao Tong University. He also studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, Director, is currently a Professor at the East China University of Science & Technology and is one China’s leading solar energy researchers with extensive experience in solar products development. Ms. Yang received both her bachelor’s degree in 1982, and her master’s degree in 1987 in the study of Application (Macromolecule) Materials from East China University of Science & Technology. From 1982 to 1984, Ms. Yang was an engineer at Shanghai Architecture Science & Technology Institute. From 1987 to the present, Ms. Yang has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology.

Adam Roseman, Director, has extensive experience in both finance and management. Previously, Mr. Roseman served as an investment banker in various sectors at Lehman Brothers, Piper Jaffray and Goldman Sachs. Currently, Mr. Roseman is a Director of Safe Renewables Corporation and Xyience, Inc, and he is also the Chairman and a director of Pure Biofuels Corp., a publicly trading, OTC Bulletin Board company. In addition, he is the Founder and Chief Executive Officer of ARC Investment Partners.

Yajun Wu, Director, has served on our board of directors since November 2007. Concurrent to his directorship with the Company, Mr. Wu serves as the Executive Vice President and Deputy Chief Financial Officer of Alcatel Shanghai Bell Co., Ltd. in Shanghai, a position which he has held since February 2003. From July 2002 to February 2003, Mr. Wu served Alcatel Shanghai Bell Co., Ltd. as the Director of Credit Management. From March 1999 to July 2002, Mr. Wu served as Vice President and Deputy Chief Financial Officer of Shanghai Bell Alcatel Mobile Communication System Co., Ltd.

To the best of our knowledge, none of the officers or directors appointed following the Closing, including any of their affiliates, currently beneficially own any equity securities or rights to acquire any securities of Perfectenergy Nevada, and no such persons have been involved in any transaction with Perfectenergy Nevada or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the SEC, other than with respect to the transactions that have been described herein.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

           Our board of directors has determined that it currently has 4 members who qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent directors are Adam Roseman, Min Fan, Yunxia Yang, and Yajun Wu.

Board of Directors, Board Meetings and Committees

Prior to the Closing of the share exchange transaction, Mr. Philip McDonald served as our sole director. Concurrent with and effective on the Closing Date, Mr. Wennan Li became a member of our board of directors. In addition, following our compliance with the provisions of Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder, the appointments of Mr. Min Fan, Ms. Yunxia Yang, and Mr. Adam Roseman as members of the board of directors also become effective. Mr. Yajun Wu was appointed to the board in November 2007. In his capacity as Chairman of the board of directors, Mr. Wennan Li is responsible for meeting with the Chief Executive Officer to review financial and operating results, agendas and minutes of board meetings, and presiding at the meetings of the committees of the board of directors, when such committees are formed.

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We are not a "listed company" under SEC rules and are not currently required to have an audit, compensation, or nominating committee, but our board has future plans to form these committees and approve their charters. When the audit committee is formed, our board also expects to determine if it has a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B under the Securities Exchange Act of 1934, as amended.

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to our Company addressed to our Chief Executive Officer. We intend to hold annual meetings of stockholders during the summer season, at which meetings our directors will be up for re-election. We currently do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Code of Ethics

Our company has not adopted a code of ethics, but we plan to adopt a code of ethics shortly.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4, and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders filed the required reports during the fiscal year ended October 31, 2007 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended October 31, 2007 and October 31, 2006 by our Chief Executive Officer, Chief Accounting Officer, and each of our other four highest paid executives, if any, of Perfectenergy Nevada (including our predecessor, Perfectenergy BVI) whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)

Wennan Li, Chief	2007	$48,552		$0		$130,160	—	—	—	$178,712
Executive Officer	2006	54,415	(2)	5,195	—	—	—	—	—	59,610
and President (1)

Diping Zhou, Chief	2007	27,500		0		62,795				90,295
Accounting Officer,	2006	21,429	(3)	3,896	—	—	—	—	—	25,325
Treasurer and Secretary (1)

Philip McDonald,	2007	—		—	—	—	—	—	—	0
former CEO,	2006	—		—	—	—	—	—	—	0
President, Chairman, Secretary and Treasurer (4)

(1)
Salary and other annual compensation paid to Mr. Wennan Li and Ms. Diping Zhou are expressed in U.S. Dollars based on the interbank exchange rate of RMB7.27 for each 1.00 U.S. Dollar, on January 3, 2008.

(2)
This amount differs from Mr. Li’s base salary described below under “Employment Agreements” because his salary was paid according to Perfectenergy Shanghai’s performance. Mr. Li and Perfectenergy Shanghai had an oral understanding that if profits reached half of the target level, then Mr. Li would be paid half of his base salary. If profits reached 70% of the target level, then Mr. Li would be paid 100% of his base salary. Mr. Li’s base salary for 2006 was reduced because of the failure to achieve applicable profit levels.

(3)
This amount differs from Ms. Zhou’s base salary described below under “Employment Agreements” because her salary was paid according to Perfectenergy Shanghai’s performance. Ms. Zhou and Perfectenergy Shanghai had an oral understanding that if profits reached half of the target level, then Ms. Zhou would be paid half of her base salary. If profits reached 70% of the target level, then Ms. Zhou would be paid 100% of her base salary. Ms. Zhou’s base salary for 2006 was reduced because of the failure to achieve applicable profit levels.

(4)
Mr. Philip McDonald was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on February 25, 2005, and he resigned from all of these executive officer positions in connection with the closing of the share exchange transaction effective on August 8, 2007.

(5)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

Employment Agreements

Our board of directors currently determines the amount of salary paid to our executives.

The following are summaries of Perfectenergy Shanghai’s employment agreements with our executive officers. We currently have no employment agreements with any of our executive officers, but we plan to assume the agreements described below following the closing of the share exchange transaction:

Perfectenergy Shanghai entered into an Employment Agreement (“Agreement”) with Mr. Wennan Li on September 1, 2005. Effective September 1, 2005, Mr. Li was appointed the General Manager of Perfectenergy Shanghai. Mr. Li’s total yearly salary is RMB600,000 or approximately US$81,306 per year, consisting of RMB420,000 (approximately US$56,914) as a base salary and RMB180,000 (approximately US$24,392) as incentive compensation. The term of the agreement is for three years.

Perfectenergy Shanghai entered into an Employment Agreement (“Agreement”) with Ms. Diping Zhou on September 1, 2005. Effective September 1, 2005, Ms. Zhou was appointed the Vice President of Perfectenergy Shanghai. Ms. Zhou’s total yearly salary is RMB300,000 or approximately US$40,653 per year, consisting of RMB240,000 (approximately US$32,523) as a base salary and RMB60,000 (approximately US$8,131) as incentive compensation. The term of the Agreement is for three years.

In each of the above-described Employment Agreements, Perfectenergy Shanghai has the right to adjust the officer’s compensation and also to demote or promote them based on their job performance. In the event Perfectenergy Shanghai decides to decrease the officer’s compensation, Perfectenergy Shanghai must notify them in advance of the decrease and they shall have the right to accept such decrease in compensation or to terminate this agreement without any liabilities. Perfectenergy Shanghai also agreed to pay for Mr. Li’s required social security payments in accordance with governmental mandates. Because each officer is considered a highly qualified professional, Perfectenergy Shanghai agreed to seek the appropriate provincial agency for approval of each officer’s employment with Perfectenergy Shanghai. During the term of the Agreement and any term pursuant to an amendment of the Agreement, each officer agreed to maintain confidential all confidential information including trade secrets, technological and financial information of Party A and its related companies, including but not limited to business plans, contracts, designs, processes, product specifications, manufacturing methods and techniques, management know-how, customer list, inventory information, sales strategies, and bids (“Confidential Information”), and he agreed that he would not disclose, use or permit the use by others of the Confidential Information to the detriment of Perfectenergy Shanghai. After the term of this Agreement, each officer also agreed to continue to maintain confidential all Confidential Information for a period of five years, and thereafter for all Confidential Information that continues to have commercial value, unless Perfectenergy Shanghai and the officer agree separately and otherwise. The parties also agreed that during the Agreement’s term, Perfectenergy Shanghai shall have the right to terminate the Agreements upon the occurrence of any event as set forth in the Agreement permitting such termination, but in any event, Perfectenergy Shanghai shall have the right to terminate this agreement at any time without cause, provided that Perfectenergy Shanghai assumes all responsibility from such termination pursuant to the terms of the Agreement.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Un-exercised Options (#) Ex- ercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Under- lying Un- exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Wennan Li	0	1,629,094	0	$0.70	08/08/2017	-	-	-	-

Diping Zhou	0	785,951	0	$0.70	08/08/2017	-	-	-	-

Philip McDonald	0	0	0	-	-	-	-	-	-

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wennan Li (1)	-	-	-	-	-	-	-

Min Fan	-	-	$10,839	-	-	-	$10,839

Yunxia Yang	-	-	$10,839	-	-	-	$10,839

Adam Roseman	$32,322	-	$78,937	-	-	-	$111,259

(1)  Mr. Li’s compensation as a director is reflected in the table titled “Summary Compensation Table” above.

(2) Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

Other than as described below, we do not have any agreements for compensating our directors for their service in their capacity as directors, although such directors are expected, in the future, to receive stock options to purchase shares of common stock as awarded by our board of directors:

On August 8, 2007, we entered into a two-year agreement with proposed director Adam Roseman for his services as a director of our Company upon our compliance with the provisions of Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder. Such agreement was revised on November 19, 2007 and again on December 20, 2007. Pursuant to the latest amended agreement, Mr. Roseman’s term is three years, and he will receive $5,000 per month as compensation for his services. In addition, Mr. Roseman received options to purchase 1,000,000 shares of our common stock at $0.70 per share, of which 30% vested on the grant date and 70% vests on a monthly basis over a period of two years from the grant date. Mr. Roseman will also be entitled to certain travel and administrative expenses in connection with his services as a director of our Company and will be provided liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 15, 2008 for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•  each of our directors and officers;

•  all directors and officers as a group; and

•  each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 118,293,015 shares of common stock outstanding on January 15, 2008. The issued and outstanding shares do not include 18,335,092 shares of our common stock issuable upon the exercise of our outstanding warrants and options.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Wennan Li, CEO, President and Director	25,615,691	21.65%
Min Fan, Director	16,703,320	14.12%
Yunxia Yang, Director	16,703,320	14.12%
Diping Zhou, Chief Accounting Officer, Treasurer and Secretary	0	*
Adam Roseman, Director (3)	300,000	0.25%
Yajun Wu, Director	0	*
Other 5% Beneficial Owners:
Olivier Couriol (4)	11,067,000	9.07%
All Executive Officers and Directors as a Group (6 persons)	59,322,331	50.15%

* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)
Pursuant to the terms of the Amended and Restated Share Exchange Agreement dated August 8, 2007, we issued 60,000,000 common shares to the stockholders of Perfectenergy BVI equal to approximately 50.72% of our issued and outstanding common shares as of the closing date of the share exchange transaction. The number of common shares we issued also included those shares issued in connection with the closing of our August 2007 private placement financing whereby we issued 26,285,715 Units at an issue price of $0.70 per Unit to the Investors. Immediately after the closing of the share exchange transaction, after giving effect to the cancellation of 37,700,000 common shares by Mr. Philip McDonald pursuant to the terms of the Amended and Restated Share Exchange Agreement, and after our issuance 26,285,715 common shares in connection with the closing of the private placement financing, there are approximately 118,293,015 shares of our common stock that are issued and outstanding. Percentage totals may vary slightly due to rounding.

(3)
This number represents the number of shares of common stock that vested under a grant of options on August 8, 2007. Adam Roseman’s address is 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(4)
Olivier Couriol, as the Director and natural control person of each of RIG III Fund, Sequoia Aggressive Growth Fund and Sequoia Diversified Growth Fund, may be deemed beneficially to own the securities held by such entities. These include: (i) 4,500,000 shares held by RIG III Fund; (ii) 2,250,000 shares issuable upon exercise of warrants held by RIG III Fund; (iii) 1,000,000 shares held by Sequoia Aggressive Growth Fund; (iv) 500,000 shares issuable upon exercise of warrants held by Sequoia Aggressive Growth Fund; (v) 1,878,000 shares held by Sequoia Diversified Growth Fund; and (vi) 939,000 shares issuable upon exercise of warrants held by Sequoia Diversified Growth Fund. Olivier Couriol’s address is c/o Semper Geshon S.A., 40A, Route de Malagnov, Geneva, Switzerland 1208.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Agreements” under Item 5 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than the transactions under the share exchange transaction more fully described above under the section titled “Description of Business” and the related party transactions described below (including those of Perfectenergy BVI) during our last fiscal year, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest:

Mr. Philip McDonald was our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director prior to closing of the share exchange transaction. Mr. McDonald also owned 37,700,000 (post 7.54 to 1 reverse stock split) or approximately 54.08% of our outstanding common stock shares immediately prior to the share exchange transaction. Mr. McDonald agreed to cancel all of these shares in connection with the share exchange transaction pursuant to the Amended and Restated Share Exchange Agreement described above and also pursuant to an agreement between Mr.McDonald and us, in which Mr. McDonald agreed to cancel his shares for a payment of $35,000. Such shares were cancelled immediately following the closing of the share exchange transaction on August 8, 2007.

On April 26, 2005, we completed an offering of 5,000,000 shares (pre 7.54 to 1 forward stock split) of our common stock at a price of $0.001 per share to our president, Mr. Phillip McDonald. The total amount received from this offering was $5,000. These shares were issued pursuant to Regulation S of the Securities Act. Pursuant to the terms of the Amended and Restatement Share Exchange Agreement described above and which closed on August 8, 2007 and an agreement between Perfectenergy Nevada and Mr. McDonald dated August 8, 2007, Mr. McDonald agreed to cancel these shares in connection with the share exchange transaction in exchange for a payment of $35,000. These shares were cancelled as part of the closing of the share exchange transaction in August 2007.

Related Transactions of Perfectenergy BVI

The related transactions of our predecessor’s officers, directors and/or 5% Perfectenergy BVI stockholders are as follows:

Perfectenergy BVI borrowed monies from the Perfectenergy BVI’s stockholders, officers, or their immediate family for operating cash flows. Perfectenergy BVI had a total of $0 and $823,044 other payables due to related parties as of October 31, 2007 and December 31, 2006, respectively, and consisted of the following:

	October 31, 2007	December 31, 2006
Zhang, Fengying - stockholder's spouse (1)	$0	$534,081
Li, Wennan - stockholder and officer (2)	0	271,835
Zhou, Diping - officer (3)	0	17,128
	$0	$823,044
___________________________

(1)	Fengying Zhang is the spouse of Min Fan, a stockholder of the Company. Ms. Zhang made the following unsecured loans to Perfectenergy BVI:

(a)
On September 5, 2006, Ms. Zhang loaned Perfectenergy BVI RMB2,000,000 (US$270,000) at an interest rate of 7.2% per annum, which was due on March 4, 2007. On March 4, 2007, Perfectenergy BVI extended the due date of this loan to July 4, 2007 and changed the interest rate on this loan to 5% per annum. As of December 31, 2006, Perfectenergy BVI paid RMB77,944.44 (US$10,392.60) in interest on this loan. Perfectenergy BVI repaid this loan in full on September 26, 2007.

(b)
Ms. Zhang loaned Perfectenergy BVI another RMB2,000,000 (US$270,000) at an interest rate of 7.2% per annum, which was due on February 17, 2007. On February 18, 2007, Perfectenergy BVI extended the due date of this loan to June 17, 2007 and changed the interest rate on this loan to 5% per annum. As of December 31, 2006, Perfectenergy BVI paid RMB78,500 (US$10,466.66) in interest on this loan. Perfectenergy BVI repaid this loan in full on September 28, 2007.

(2)	Wennan Li, our Chief Executive Officer and Director, made the following unsecured loans to Perfectenergy BVI:

(a)
On March 15, 2006, Mr. Li loaned Perfectenergy BVI RMB300,000 (US$40,500) at an interest rate of 7.2% per annum, which was due on March 15, 2007. As of December 31, 2006, Perfectenergy BVI paid approximately RMB5,963.59 (US$495.14) in interest on this loan. Perfectenergy BVI repaid this loan in full on March 16, 2007.

(b)
On March 16, 2006, Mr. Li loaned Perfectenergy BVI RMB1,000,000 (US$135,000) at an interest rate of 7.2% per annum, which was due on March 16, 2007. As of December 31, 2006, Perfectenergy BVI paid approximately RMB15,750 (US$2,100) in interest on this loan. Perfectenergy BVI repaid this loan in full on March 16, 2007.

(c)
On March 30, 2006, Mr. Li loaned Perfectenergy BVI RMB200,000 (US$27,000) at an interest rate of 7.2% per annum, which was due on March 30, 2007. As of December 31, 2006, Perfectenergy BVI paid RMB2,550 (US$340) in interest on this loan. Perfectenergy BVI repaid this loan in full on March 30, 2007.

(d)
On September 5, 2006, Mr. Li loaned Perfectenergy BVI RMB2,000,000 (US$270,000) at an interest rate of 7.2% per annum, which was due on March 4, 2007. On March 4, 2007, Perfectenergy BVI extended this loan to July 4, 2007 and changed the interest rate to 5% per annum. As of December 31, 2006, Perfectenergy BVI paid approximately RMB79,630,33 (US$10,617.37) in interest on this loan. Perfectenergy BVI repaid this loan in full on September 21, 2007.

(3)	Diping Zhou, our Chief Accounting Officer (Principal Financial Officer), made the following unsecured loans to Perfectenergy BVI:

(a)
Ms. Zhou loaned Perfectenergy BVI RMB200,000 (US$27,000) at an interest rate of 7.2% per annum, which was due on February 24, 2007. As of December 31, 2006, Perfectenergy BVI paid RMB3,600 (US$480) in interest on this loan. Perfectenergy BVI repaid this loan in full on May 11, 2006.

(b)
On August 26, 2006, Ms. Zhou loaned Perfectenergy BVI RMB705,000 (US$95,000) at 0% interest, which was due on January 31, 2007. As of October 31, 2007, Perfectenergy BVI paid RMB0 (US$0) in interest on this loan. Perfectenergy BVI repaid this loan in full on January 25, 2007.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 13. EXHIBITS

Exhibit Number	Description
2.1
Share Exchange Agreement dated March 29, 2007, among our company, Perfectenergy International Limited and the selling the stockholders of Perfectenergy International Limited as set out in the share exchange agreement (1)

2.2
Amended and Restated Share Exchange Agreement dated August 8, 2007, among our company, Perfectenergy International Limited, Crown Capital Partners, S.A. and the selling the stockholders of Perfectenergy International Limited as set out in the amended and restated share exchange agreement (4)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (3)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (3)

10.1
Loan Agreement dated April 25, 2006, among Perfectenergy Shanghai Limited, Shanghai Phoenix Technology Entrepreneurial Investment Inc., Ltd. and the Bank of Communication Limited Shanghai Yangpu Branch (English translation) (4)

10.2	Loan Extension Agreement dated February 18, 2007, among Fengying Zhhang and Perfectenergy Shanghai Limited (English translation) (4)

10.3	Loan Extension Agreement dated March 4, 2007, among Fengying Zhhang and Perfectenergy Shanghai Limited (English translation) (4)

10.4	Loan Extension Agreement dated March 4, 2007, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (4)

10.5	Joint Partnership Agreement for Developing a Double-Sided Silicon Solar Cell, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (4)

10.6
Joint Partnership Agreement for High Productivity Zone-Melting Silicon for Solar Cell, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (English translation) (4)

10.7	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Chengdu Jiayang Silicon Technology Inc., Ltd. (English translation) (4)

10.8	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (English translation) (4)

10.9	Supply Contract, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (English translation) (4)

10.10	Loan Agreement, among Diping Zhou and Perfectenergy Shanghai Limited (English translation) (4)

10.11	Form of Securities Purchase Agreement (4)

10.12	Form of Registration Rights Agreement (4)

10.13	Form of Warrant (4)

10.14	Placement Agent Agreement, among Knight Capital Markets LLC, Canaccord Adams Inc. and Canaccord Adams Ltd., and Perfectenergy International Limited, dated May 23, 2007, and subsequent amendments (4)

10.15	Letter Agreement Re: Indemnification between Knight Capital Markets LLC and Perfectenergy International Ltd. dated May 23, 2007 (4)

10.16	Premises Lease Agreement (English translation) (5)

10.17	Letter of Agreement from Company to Adam Roseman, dated August 8, 2007 (5)

10.18	Loan Agreement dated August 26, 2006, among Diping Zhou and Perfectenergy Shanghai Limited (English translation) (5)

10.19	Loan Agreement, among Fengying Zhang and Perfectenergy Shanghai Limited (English translation) (5)

10.20	Loan Agreement dated September 5, 2006, among Fengying Zhang and Perfectenergy Shanghai Limited (English translation) (5)

10.21	Loan Agreement dated March 15, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (5)

10.22	Loan Agreement dated March 16, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (5)

10.23	Loan Agreement dated March 30, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (5)

10.24	Loan Agreement dated September 5, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (5)

10.25	Employment Agreement between Diping Zhou and Perfectenergy Shanghai limited (English translation) (5)

10.26	Employment Agreement between Hongbo Li and Perfectenergy Shanghai limited (English translation) (5)

10.27	Employment Agreement between Wennan Li and Perfectenergy Shanghai limited (English translation) (5)

10.28
Strategic Alliances Cooperation Agreement dated December 12, 2006 between Shanghai Shenzhou New Energy Development Co., Ltd., Tianjin Huan-Ou Semi-conduct Material Technology Co., Ltd, Perfectenergy (Shanghai) Co., Ltd, and Shanghai Solar Energy Engineering Technology Research Co., Ltd (5)

10.29	Letter of Agreement from Company to Adam Roseman, dated November 19, 2007 (6)

10.30	Letter of Agreement from Company to Adam Roseman, dated December 20, 2007 (6)

10.31	Purchasing Contract between Perfectenergy (Shanghai) Co., Ltd. and Zhejiang Sun Valley Energy Application Technology Co., Ltd. (6)

10.32	Sales Agreement between Perfectenergy (Shanghai) Co., Ltd. and Zhejiang Sun Valley Energy Application Technology Co., Ltd (English translation) (6)

10.33
Three Party Strategic Cooperation Agreement dated June 6, 2007 between Tianjin Huanou Semiconductor Material Technology Co., Ltd., Perfectenergy (Shanghai) Co., Ltd., and Shanghai Solar Science & Technology Co., Ltd. (English translation) (6)

10.34	Purchase Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Solar Science & Technology Co., Ltd. (English translation) (6)

10.35	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.36	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.37	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH (6)

10.38	2007 Stock Incentive Plan (6)

21.1	List of Subsidiaries (4)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(6)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Wurth Frazer and Torbet served as our independent registered public accounting firm for fiscal year 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2007 fiscal year:

Fiscal 2007
Audit Fees (1)	$110,000
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$110,000

(1)
Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)
Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees -- This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures -- Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

Jewett, Schwartz & Associates served as our independent registered public accounting firm for fiscal year 2006 and a portion of our fiscal year 2007. The following table shows the fees that were billed for the audit and other services provided by this firm for the 2007 and 2006 fiscal year:

	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$8,750	$7,500
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$8,750	$7,500

(1)
Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)
Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees -- This category consists of fees for other miscellaneous items.

INDEX TO FINANCIAL STATEMENTS

Perfectenergy International Limited
Consolidated Financial Statements

October 31, 2007, December 31, 2006 and 2005
(Stated in US dollars)

PERFECTENERGY INTERNATIONAL LIMITED
CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perfectenergy International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Perfectenergy International Ltd. and subsidiaries as of October 31, 2007 and December 31, 2006 and the related consolidated statements of operations and other comprehensive income (loss), shareholders’ equity, and cash flows for the ten months ended October 31, 2007, the year ended December 31, 2006 and from April 1, 2005 (inception) to December 31, 2005. Perfectenergy International Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perfectenergy International Ltd. and subsidiaries as of October 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the ten months ended October 31, 2007, the year ended December 31, 2006 and from April 1, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
January 21, 2008

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2007 AND 2006 AND DECEMBER 31, 2006

	October 31,		December 31,
	2007	2006	2006
	Audited	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash	$9,701,545	$66,870	$89,209
Accounts receivable	13,834	692,639	514,935
Other receivables	14,901	193,567	21,565
Inventories	4,106,808	1,998,935	1,590,424
Prepayments	1,375,401	216,638	225,202
Deferred expenses	348,993	-	-
Deferred tax assets	15,145	-	-
Total current assets	15,576,627	3,168,649	2,441,335

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	1,866,527	1,155,880	1,314,197

OTHER ASSETS:
Advance on equipment purchase	1,169,616	148,269	13,846
Deferred tax assets - non-current	60,580	-	-
Total other assets	1,230,196	148,269	13,846

Total assets	$18,673,350	$4,472,798	$3,769,378

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$238,209	$1,126,982	$985,838
Accrued liabilities	55,403	26,370	24,051
Customer deposit	1,348,574	465,821	271,906
Other payables	270,868	85,638	82,082
Other payables - shareholders and officers	-	1,021,324	823,044
Taxes payable	3,772	36,107	36,426
Dividends payable	-	27,000	27,000
Total current liabilities	1,916,826	2,789,242	2,250,347

FAIR VALUE OF DERIVATIVE INSTRUMENTS	12,466,686	-	-

COMMITMENTS AND CONTINGENCIES	-	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 377,000,000 shares authorized 118,293,015 shares issued and outstanding as of October 31, 2007 and 89,204,631 shares issued and outstanding as of October 31, 2006 and December 31, 2006, respectively	118,293	89,204	89,204
Additional paid-in capital	4,628,789	1,211,592	1,212,362
Capital contribution receivable	-	(685,637)	(685,637)
Statutory reserves	110,068	58,957	110,068
Retained earnings (deficits)	(759,778)	961,375	735,972
Accumulated other comprehensive income	192,466	48,065	57,062
Total shareholders' equity	4,289,838	1,683,556	1,519,031

Total liabilities and shareholders' equity	$18,673,350	$4,472,798	$3,769,378

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR TEN MONTHS ENDED OCTOBER 31, 2007 AND 2006
AND FOR YEAR ENDED DECEMBER 31, 2006 AND PERIOD FROM APRIL 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

				For The Period
				From April 1, 2005
			Year Ended	(Inception) to
	Ten Months Ended October 31,		December 31,	December 31,
	2007	2006	2006	2005
	Audited	Unaudited	Audited	Audited

REVENUES	$8,565,494	$9,028,484	$10,598,286	$5,802,122

COST OF REVENUES	8,370,686	7,766,309	9,206,123	5,137,107

GROSS PROFIT	194,808	1,262,175	1,392,163	665,015

OPERATING EXPENSES
Selling, general and administrative	1,375,497	495,293	800,098	193,904
Research and development	92,303	30,493	19,629	111,725
Total operating expenses	1,467,800	525,786	819,727	305,629

INCOME FROM OPERATIONS	(1,272,992)	736,389	572,436	359,386

OTHER INCOME (EXPENSE)
Interest expenses and other charges	(59,741)	(45,090)	(55,877)	(7,431)
Interest income	3,084	2,197	2,645	1,881
Change in fair value of derivative instruments	(240,086)	-	-	-
Total other income (expense), net	(296,743)	(42,893)	(53,232)	(5,550)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,569,735)	693,496	519,204	353,836

PROVISION (CREDIT) FOR INCOME TAXES
Current	-	-	-	-
Deferred	(73,985)	-	-	-
Total provision (credit) for income taxes	(73,985)	-	-	-

NET INCOME (LOSS)	(1,495,750)	693,496	519,204	353,836

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	135,404	34,725	43,722	13,340

COMPREHENSIVE INCOME (LOSS)	$(1,360,346)	$728,221	$562,926	$367,176

Basic and diluted weighted average number of shares	97,349,379	89,204,631	89,204,631	89,204,631
Earning (loss) per share	$(0.02)	$0.01	$0.01	$0.00

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
			Additional	Capital	Retained earnings (deficits)		other
	Common stock		paid-in	contribution	Statutory		comprehensive
	Shares	Par value	capital	receivable	reserves	Unrestricted	income	Totals
BALANCE, April 1, 2005 (inception)	32,007,300	$32,007	$(32,007)	$-	$-	$-	$-	$-

Issuance of common stock for cash	48,560,534	48,560	311,440					360,000
Issuance of common stock for in-process technology	8,636,797	8,637	55,391					64,028
Net income						353,836		353,836
Adjustment to statutory reserves					50,925	(50,925)		-
Options issued to employees			359					359
Foreign currency translation adjustments							13,340	13,340

BALANCE, December 31, 2005	89,204,631	89,204	335,183	-	50,925	302,911	13,340	791,563

Dividends declared						(27,000)		(27,000)
Contributed capital			872,687	(685,637)				187,050
Net income						519,204		519,204
Adjustment to statutory reserves					59,143	(59,143)		-
Options issued to employees			4,492					4,492
Foreign currency translation adjustments							43,722	43,722

BALANCE, December 31, 2006	89,204,631	$89,204	$1,212,362	$(685,637)	$110,068	$735,972	$57,062	$1,519,031

Issuance of common stock for cash	26,285,715	26,286	3,980,085					4,006,371
Issuance of common stock for services	2,802,669	2,803	(242,803)					(240,000)
Reversal of capital contribution receivable			(658,637)	658,637				-
Capital contribution receivables				27,000				27,000
Net loss						(1,495,750)		(1,495,750)
Options issued to employees and directors			337,782					337,782
Foreign currency translation adjustments							135,404	135,404

BALANCE, October 31, 2007	118,293,015	$118,293	$4,628,789	$-	$110,068	$(759,778)	$192,466	$4,289,838

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR TEN MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND
FOR YEAR ENDED DECEMBER 31, 2006 AND PERIOD FROM APRIL 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

				For The Period
				From April 1, 2005
			Year Ended	(Inception) to
	Ten Months Ended October 31,		December 31,	December 31,
	2007	2006	2006	2005
	Audited	Unaudited	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,495,750)	$693,496	$519,204	$353,836
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	144,644	75,922	98,214	1,759
Write-offs of inventories	40,685	-	20,366	-
(Gain) loss from disposal of equipment	(131)	-	32,987	-
Research and development expenses	-	-	-	64,028
Compensation expense for options issued to employees	337,782	3,722	4,492	359
Change in fair value of derivative instruments	240,866	-	-	-
Changes in assets and liabilities:
Accounts receivable	512,344	(682,012)	(504,371)	-
Other receivables	7,464	(183,049)	(13,549)	(7,372)
Inventories	(2,428,930)	(1,519,057)	(1,127,446)	(438,693)
Prepayments	(1,099,668)	534,871	322,923	(529,006)
Deferred expenses	(340,971)	-	-	-
Deferred tax assets	(73,984)	-	-	-
Accounts payable	(774,020)	634,113	488,439	464,444
Accrued liabilities	29,568	24,405	21,992	1,524
Customer deposits	1,039,902	(138,266)	(332,616)	582,965
Other payables	180,819	52,394	40,398	31,183
Other payables - related parties	-	25,731	36,415	-
Taxes payable	(33,514)	251	9,255	25,718
Net cash (used in) provided by operating activities	(3,712,894)	(477,479)	(383,297)	550,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(374,046)	(128,825)	(215,543)	(202,095)
Additions to construction in progress	(347,739)	(817,601)	(934,353)	(61,041)
Prepayments on equity investments	-	(206,498)	(188,355)	-
Prepayments on equipment purchases	(1,142,732)	(145,994)	(13,562)	-
Net cash used in investing activities	(1,864,517)	(1,298,918)	(1,351,813)	(263,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,992,971	-	-	360,000
Proceeds from additional paid-in capital	-	187,050	187,050	-
Borrowings on short term loan	-	612,912	627,850	-
Payments on short term loan	-	(612,912)	(627,850)	-
Borrowings from shareholders and officers	-	979,925	983,213	-
Payments on shareholders and officers loan	(840,506)	-	(25,114)	-
Net cash provided by financing activities	15,152,465	1,166,975	1,145,149	360,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	37,282	17,243	20,121	11,440

INCREASE (DECREASE) IN CASH	9,612,336	(592,179)	(569,840)	659,049

CASH, beginning of period	89,209	659,049	659,049	-

CASH, end of period	$9,701,545	$66,870	$89,209	$659,049

Supplemental disclosures:
Interest paid	$68,874	$18,195	$18,257	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activity:
In-process technology contributed as paid-in capital	$-	$-	$-	$64,028
Prepayments offset against shareholders and officers loan	$-	$-	$188,355	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Note 1 – Background

Perfectenergy International Ltd. (the “Company” or “Perfectenergy Nevada”) was incorporated in the State of Nevada on February 25, 2005 under the name of Crestview Development Corporation. On April 16, 2007, the Company changed its name to Perfectenergy International Ltd. The Company, through its subsidiaries, is engaged in the research, development, manufacturing and sale of solar cell, solar module and photovoltaic systems.

On March 29, 2007, Perfectenergy Nevada, Perfectenergy International Limited (“Perfectenergy BVI”) and the Perfectenergy BVI shareholders entered into a Share Exchange Agreement (“Exchange Agreement”), whereby Perfectenergy Nevada agreed to purchase all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 57,190,261 shares of our common stock to the Perfectenergy BVI shareholders. This transaction was never completed as set forth in the Exchange Agreement because the parties entered into the Amended and Restated Share Exchange Agreement on August 8, 2007 as described further below.

On April 16, 2007, the Company effected a 7.54 for 1 forward stock split of our authorized and of our issued and outstanding common stock. As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.001 to 377,000,000 shares of common stock with a par value of $0.001. Thus, our issued and outstanding share capital increased from 9,245,000 shares of common stock to 69,707,300 shares of common stock. In addition, the Company canceled 37,700,000 common shares that the Company’s former sole director and officer Philip McDonald agreed to cancel immediately prior to the closing under the Amended and Restated Share Exchange Agreement as described below.

On August 8, 2007, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy International Limited (“Perfectenergy BVI”), the Perfectenergy BVI Shareholders and Crown Capital Partners, S.A. Pursuant to the terms of the Amended Agreement, the Company agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for issuance of 60,000,000 shares of our common stock to the Perfectenergy BVI Shareholders on the basis of 57,197.33079 common shares in the capital of Perfectenergy Nevada for every one share of Perfectenergy BVI. For accounting purposes, the acquisition of Perfectenergy BVI has been treated as a recapitalization of Perfectenergy BVI with Perfectenergy BVI as the acquirer. Thus, the historical financial statements of Perfectenergy BVI were recapitalized with the historical equity shares of the Company. Immediately after the closing of the Amended Agreement, the Company had 89,204,631 shares of common stock issued and outstanding, including the 32,007,300 shares of common stock owned by the pre-exchange stockholders of Perfectenergy Nevada.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Perfectenergy BVI was incorporated in the British Virgin Islands as an International Business Company on April 1, 2005. In May 2005, Perfectenergy BVI issued 849 shares of common stock for $360,000 and 151 shares of common stock for in-process technology valued at $64,028. In June 2006, pursuant to the shareholders agreement, its shareholders agreed to increase the capital from $360,000 to $1,232,687 (RMB 10,000,000) and the 1,000 shares of common stock remains unchanged. During 2006, Perfectenergy BVI received $187,050 additional paid-in capital. On July 20, 2007, the Perfectenergy BVI shareholders agreed that the outstanding capital contribution of $658,637 was no longer required to be contributed into the Company as Perfectenergy BVI intended to raise capital through the recapitalization with Perfectenergy Nevada and to raise capital through issuance of common stock.

Perfectenergy Shanghai Limited (hereinafter known as “Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005 with a registered capital of $310,000 (RMB 2,500,000) and Perfectenergy BVI is the 100% shareholder.

On November 28, 2005, pursuant to a change in bylaws, the registered capital of Perfectenergy Shanghai was increased from $310,000 (RMB 2,500,000) to $1,232,687 (RMB 10,000,000). On December 21, 2005, the Minhang District local government in the City of Shanghai approved the transaction and Perfectenergy Shanghai obtained a new certificate of approval on January 19, 2006 and a new business license on October 20, 2006 with a business terms of 30 years starting on July 8, 2005. In accordance with the certificate of approval, the increase of $922,687 (RMB 7,500,000) registered capital is required to be made within 1 year from the date of issuance of the new business license. During 2006, Perfectenergy BVI contributed $264,050 (RMB 2,122,699) additional registered capital and capital contribution receivable due from Perfectenergy BVI is $658,637 (RMB 5,311,586) as of December 31, 2006. In August 2007, Perfectenergy BVI contributed the remaining capital contribution receivable of $658,637 (RMB 5,311,586) into Perfectenergy Shanghai.

On August 28, 2007, pursuant to a change in bylaws, the registered capital of Perfectenergy Shanghai was increased from $1,232,687 (RMB 10,000,000) to $9,210,635 (RMB 70,000,000). On August 29, 2007, the Minhang District local government in the City of Shanghai approved the transaction and Perfectenergy Shanghai obtained a new certificate of approval and a new business license with a business terms of 30 years starting on July 8, 2005. In September 2007, Perfectenergy BVI contributed $7,977,948 (RMB 60,000,000) into Perfectenergy Shanghai and met the registered capital requirement by the Minhang District local government.

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Perfectenergy International Ltd. and subsidiaries reflect the activities of the parent and its wholly owned subsidiaries, Perfectenergy BVI and Perfectenergy Shanghai.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Basis of presentation

The purchase of Perfectenergy BVI has been accounted for as a recapitalization. The assets and liabilities were transferred at historical cost. The consolidated financial statements have been presented as if the recapitalization occurred on August 8, 2007.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation.

Change of year end

Prior to the acquisition, the Company's subsidiaries, Perfectenergy BVI and Perfectenergy Shanghai reporting year end was December 31. However, Perfectenergy Nevada's reporting year end is October 31. In order to be consistent with Perfectenergy Nevada reporting year end, the Company's Board of Directors approved to change all of their subsidiaries' fiscal year end from December 31 to October 31.

The consolidated financial statements consist of a ten month transition period ended October 31, 2007 and 2006 (unaudited), and the calendar year ended December 31, 2006 and from April 1, 2005 (inception) to December 31, 2005.

Revenue recognition

The Company recognizes revenues when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product and certain freight expenses. In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed. Historically, the Company has not experienced any product returns. Accordingly, product returns have no material impact on the Company’s financial statements.

Shipping and handling

Costs related to shipping and handling of the raw material purchased is included in cost of revenues.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. For example, management estimates potential losses on outstanding receivables and the fair value of options. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation adjustments amounted to $192,466, $48,065 (unaudited), and $57,062 as of October 31, 2007 and 2006, and December 31, 2006, respectively. Assets and liability accounts at October 31, 2007 were translated at 7.46 RMB to $1.00 USD as compared to 7.87 RMB and 7.80 RMB at October 31, 2006 and December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the ten months ended October 31, 2007 and 2006, and the year ended December 31, 2006 and for the period from April 1, 2005 (inception) to December 31, 2005 were 7.64 RMB, 7.99 RMB, 7.96 RMB and 8.18 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Political and economic risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institution or state owned banks within PRC and Hong Kong are not covered by insurance. Total cash in banks of which no deposits are covered by insurance at October 31, 2007 and 2006, and December 31, 2006, amounted to $9,659,158, $66,870 (unaudited), and $85,394, respectively The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company recorded write-offs of inventory totaling $40,685 and $0 (unaudited) for the ten months ended October 31, 2007 and 2006 and $20,366 for the year ended December 31, 2006, respectively. As of October 31, 2007 and 2006, and December 31, 2006, the Company determined that no reserves are necessary.

Deferred expenses

Deferred expenses are value added taxes (VAT) paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished product.

Equipment and leasehold improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 10% residual value.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Estimated useful lives of the assets are as follows:
Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5 years
Office equipment	5 years

Construction in progress represents the costs incurred in connection with the assembly and installation of machinery and equipment. No depreciation is provided for construction in progress until such time as construction is completed and the asset is placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 2007, the Company expects these assets to be fully recoverable.

Customer deposits

Customer deposits are prepayments from our customers. A majority of our sales to domestic customers require customers to prepay before delivery is made. Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

Research and development

Research and development expenses are expensed as incurred. Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses.

Warranty

The Company maintains a provision for potential warranty costs on shipped products for five years, ten years, and twenty years from the date of shipment. This provision represents management’s assessment of our competitor’s history of warranty costs while incorporating estimates by our quality review staff of our potential product failure rates. The Company records a warranty obligation in cost of revenues at the time of shipment at the rate of 0.1%. The balance of the warranty provision was insignificant for all periods presented. Actual warranty costs are accumulated and charged against accrued warranty liability. Our products have been in use for only a relatively short period, and thus we cannot assure that our assumptions regarding the durability and reliability of our products are reasonable.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Advertising

Advertising and promotion expenses are expensed as incurred. Advertising expense amounted to $3,440 and $18,737 (unaudited) for the ten months ended October 31, 2007 and 2006, respectively. Advertising expense amounted to $20,106 and $15,490 for the year ended December 31, 2006 and for the period from April 1, 2005 (inception) to December 31, 2005, respectively.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $75,725 ($15,145 current and $60,580 non-current) as of October 31, 2007 due to operating loss of Perfectenergy Shanghai.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company does not anticipate any events which could cause change to these uncertainties.

The Company is subject to taxation in the U.S. and in the PRC jurisdictions. There are no ongoing examinations by taxing authorities at this time. The years 2005 to 2007 remain subject to examination by the United States tax authorities. The years 2006 to 2007 remain subject to examination by the PRC tax authorities.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax (VAT) in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $1,456,134,and,$1,766,703 for the ten months ended October 31, 2007, and VAT on sales and VAT on purchase amount to $1,534,842 (unaudited) and $1,514,722 (unaudited) for the ten months ended October 31, 2006, VAT on sales and VAT on purchase amounted to $1,741,114 and $1,697,319 for the year ended December 31, 2006, and VAT on sales and VAT on purchase amounted to $971,462 and $946,317 for the period from April 1, 2005 (inception) to December 31, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS” ) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has a net loss for the period ended October 31,2007 and none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive. For the period ended October 31, 2006, December 31, 2006 and 2005, there is no dilutive securities. Therefore there are no differences between Basic and Diluted EPS for the periods ended October 31, 2007 and 2006, and December 31, 2006 and 2005.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Derivative financial instruments

The Company accounts for its warrants in accordance with FAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19 which requires the warrants to be carried on the balance sheet at fair value, estimated using the Black-Scholes option model and to mark to market at each reporting period. The warrants are reported as liability on the balance sheet when issued and any changes in the fair value is reported in the income statement.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after than December 15, 2007. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

Reclassifications

Certain prior periods amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Accounts receivable

The Company conducts its business operations in the People’s Republic of China. Management believes that the trade accounts are fully collectible. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. At October 31, 2007, there was no allowance for doubtful accounts as all account balances were considered collectible.

Accounts receivable consists of the following at:

	October 31,	October 31,	December 31,
	2007	2006	2006
		(Unaudited)
Accounts receivable	$13,834	$692,639	$514,935
Less: allowance for doubtful accounts	-	-	-
Total	$13,834	$692,639	$514,935

Note 4 – Inventories

Inventories consisted of the following at:

	October 31,	October 31,	December 31,
	2007	2006	2006
		(Unaudited)
Raw materials	$1,900,208	$801,433	$277,308
Finished goods	1,854,882	1,072,407	1,214,552
Work in progress	310,192	103,636	74,416
Consumables	41,526	21,459	24,148
Totals	$4,106,808	$1,998,935	$1,590,424

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Raw materials consist primarily of materials used in production. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

Note 5 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases. Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price. This amount is refundable and bears no interest. The total outstanding prepayments for inventory purchases was $1,375,401, $216,638 (unaudited) and $225,202 as of October 31, 2007 and 2006 and December 31, 2006, respectively.

Note 6 – Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following at:

	October 31,	October 31,	December 31,
	2007	2006	2006
		(Unaudited)
Leasehold improvements	$76,648	$18,556	$18,717
Transportation equipment	208,570	22,217	22,409
Machinery	843,939	758,404	755,846
Office equipment	66,646	40,502	49,596
Construction in progress	913,267	393,908	565,528
Totals	2,109,070	1,233,587	1,412,096
Less accumulated depreciation	242,543	77,707	97,899
Totals	$1,866,527	$1,155,880	$1,314,197

Depreciation expense for the ten months ended October 31, 2007 and 2006 amounted to $144,644 and $75,922 (unaudited), respectively. Depreciation expense for the year ended December 31, 2006 and from April 1, 2005 (inception) to December 31, 2005 amounted to 98,214 and $1,759, respectively.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Note 7 – Advance on equipment purchase

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $1,169,616, $148,269 (unaudited) and $13,846 as of October 31, 2007 and 2006, and December 31, 2006, respectively.

Note 8 – Other payables – shareholders and officers

Other payables represent amounts due to the Company’s shareholders, officers, or their immediate family members, which are normally due within one year. The Company borrowed monies from these individuals for operating cash flow requirements. The other payables due to related parties consisted of the following:

	October 31,	October 31,	December 31,
	2007	2006	2006
		(Unaudited)
Zhang, Feng Ying - shareholder's spouse, due various dates on September 17, 2007 and October 4, 2007, interest rate of 5.0% per annum, unsecured	$-	$523,906	$534,081

Li, Wen Nan - shareholder and officer, due October 4, 2007, interest rate of 5.0% per annum, unsecured	-	455,233	271,835

Zhou, Di Ping - officer, no fixed term of repayment, non interest bearing, unsecured	-	42,095	17,128

Total	$-	$1,021,234	$823,044

The interest expense amounted to $30,907 and $25,730 (unaudited) for the ten months ended October 31, 2007 and 2006, respectively. The interest expense amounted to $36,415 and $0 for the year ended December 31, 2006 and for the period from April 1 (inception) through December 31, 2005, respectively.

During 2006, we paid $207,191 (or RMB 1,650,000) as prepaid amount for a possible investment into Chengdu Jiayang Silicon Technology Inc., Ltd., (“Chengdu Jiayang”), an unrelated vendor in which we held no ownership interest during that period. In connection with this investment, our Chief Executive Officer, Wennan Li, entered into a loan agreement to borrow $188,355 from a shareholder of Chengdu Jiayang, and the Company entered into a loan agreement with Mr. Li to borrow the $188,355 from Mr. Li. The investment was cancelled, and as a result the Company was to be refunded its $207,191 investment payment and from this amount the Company was to pay Mr. Li the $188,355 (or RMB 1,500,000) owed to him, and Mr. Li was to pay the $188,355 he owed to the Chengdu Jiayang shareholder. To simplify this transaction, we reached an agreement with all relevant parties where we received $18,836 as a cash refund and offset the remaining amount owed to us as a refund on our initial prepaid investment amount, against the $188,355 balance which we owed to Mr. Li, and the amount Mr. Li owed to the Chengdu Jiayang shareholder. In the cash flow presentation, we netted the effect of the prepayment of $207,191 and refund of $18,836 and represented that net amount under an investment activity as the original nature of the transaction was related to investing activities. The $188,355 paid directly from the shareholder of the Chengdu Jiayang to Mr. Li was treated as non-cash transaction as no actual cash transaction took place with the refund of $188,355 and the repayment of the shareholder loan of $188,355.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Note 9 – Income taxes

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s subsidiary, Perfectenergy Shanghai was established on July 8, 2005 as a wholly owned subsidiary of the Company, a foreign enterprise. Therefore, the Company was granted income tax exempt for the years ended December 31, 2006, and 2005 and is entitled to a 50% deduction of the income tax rate of 33% which is a rate of 18% from January 2007 to December 31, 2009.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Perfectenergy Shanghai, was established before March 16, 2007 and therefore is qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law are not publicized yet, the Company has not determined what the new tax rate (15% or 25%) will be applicable to Perfectenergy Shanghai after the end of their respective tax holiday terms.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods ended:

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

	October 31,	October 31,	December 31,	December 31,
	2007	2006	2006	2005
		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0	33.0
China income tax exemption	(15.0)	(33.0)	(33.0)	(33.0)
Effective income tax rates	18.0%	-%	-%	-

Since Perfectenergy Shanghai had operating loss for the period ended October 31, 2007, the loss can be carrying forward to offset income for the following five years. The Company recorded deferred tax asset of $75,725 ($15,145 current and $60,580 non-current) as of October 31, 2007. The Company determined the operating loss will be fully utilized in the following years and therefore valuation allowance is not deemed necessary.

Perfectenergy Nevada was incorporated in the United States and has incurred net operating losses of $289,166 for income tax purposes for the ten months ended October 31, 2007. The net operating loss carries forwards for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:

	October 31,	October 31,	December 31,
	2007	2006	2006
		(Unaudited)
Value-added taxes payable	$-	$34,394	$34,778
Employee income tax withheld	3,772	1,713	1,648
Total	$3,772	$36,107	$36,426

Note 10 – Major customers and suppliers

For the ten months ended October 31, 2007 and 2006, five customers accounted for approximately 95% and 96% (unaudited) of the Company's sales, these customers accounted for approximately 22% and 94% (unaudited) of the Company’s accounts receivable as of October 31, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

For the year ended December 31, 2006, four customers accounted for approximately 86%, of the Company's sales, these customers accounted for approximately 93% of the Company’s accounts receivable as of December 31, 2006.

For the year ended December 31, 2005, five customers accounted for approximately 99%, of the Company's sales.

For the ten months ended October 31, 2007 and 2006, the Company purchased approximately 93% and 72% (unaudited) of their raw materials from three major suppliers. These suppliers represented 1% and 37% (unaudited) of the Company’s total accounts payable as of October 31, 2007 and 2006, respectively.

For the year ended December 31, 2006, the Company purchased approximately 62% of their raw materials from three major suppliers. These suppliers represented 37% of the Company’s total accounts payable as of December 31, 2006.

For the year ended December 31, 2005, the Company purchased approximately 90% of their raw materials from three major suppliers.

Note 11– Retirement benefit plans

Regulations in the People’s Republic of China required the Company to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. For the ten months ended October 31, 2007 and 2006, the Company made pension contributions in the amount of $40,917, and $27,957 (unaudited), respectively. For the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005, the Company made pension contributions in the amount of $30,990 and $4,685, respectively.

Note 12 – Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund, common welfare fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company’s subsidiary, Perfectenergy Shanghai is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

The transfer to this reserve must be made before Perfectenergy Shanghai can distribute of any dividend to shareholders. For the ten months ended October 31, 2007, the Company did not contribute to the surplus reserve fund. For the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005, the Company transferred $59,143 and $33,950, respectively,, representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Through 2005, the Company was required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. The Company did not contribute to the common welfare fund for the ten months ended October 31, 2007. For the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005, the Company transferred $0 and $16,975 respectively, representing 5% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. Starting on January 1, 2006, the PRC accounting rules and regulations no longer required the company to transfer 5% to 10% of its net income to the statutory common welfare fund. The balance in the common welfare fund at December 31, 2005 was transferred to surplus reserve fund.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the ten months ended October 31, 2007, the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005.

Note 13 – Commitments

Operating lease commitments

The Company’s office lease is under a five year term expiring in May 31, 2011. At October 31, 2007, total future minimum lease payments under an operating lease were as follows:

Year ended Oct 31,	Amount
2008	168,783
2009	172,299
2010	177,222
2011	103,379
Thereafter	-

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Total rent expense for the ten months ended October 31, 2007 and 2006 amounted to $145,315 and $73,215 (unaudited), respectively. Total rent expense for the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005 amounted to $99,266 and $39,525, respectively.

Long term silicon supply agreements

To assure a long-term supply, the Company entered into two three-year silicon supply agreements with two major suppliers in December 2006 covering the period from January 1, 2007 to December 31, 2009. At October 31, 2007, total future minimum purchase obligations under those two agreements were as follows,

Year Ending October 31,	Amount

2008	$34,039,200

2009	$74,886,240

2010	$13,615,560

The Company has an oral understanding with its suppliers that if there is a shortage of silicon, then our suppliers will reduce our minimum purchase obligations.

Note 14 – Shareholder’s equity

In May 2005, Perfectenergy BVI issued 849 shares of common stock (later converted into 48,560,534 Perfectenergy Nevada’s shares) at $1.00 par value for $360,000 and 151 shares of common stock (later converted into 8,636,797 Perfectenergy Nevada’s shares) at $1.00 par value for In-process technology valued at $64,028.

In June 2006, pursuant to the Perfectenergy BVI’s shareholders agreement, Perfectenergy BVI’s shareholders (“Original Shareholders”) agreed to increase the capital from $360,000 to $1,232,687 (RMB 10,000,000) and the 1,000 Perfectenergy BVI’s shares (or 57,197,331 Perfectenergy Nevada’s shares) of common stock remains unchanged. In July, the Original Shareholders cancelled the increase of capital requirement and the remaining $658,637 is no longer required to be contributed by the Original Shareholders.

On August 8, 2007, the Company sold an aggregate total of 26,285,715 units at $.70 per Unit (or an aggregate purchase price of $18,400,000) and for total net proceeds of $15,992,971. Each unit consisted of one common share and one-half purchase warrant (“Investor Warrants”), with each whole warrant entitling the holder to purchase an additional common share at an exercise price of $0.95 for a period of 30 months. In connection with the offering, the Company paid a placement fee of 7% totaling $1,288,000 and an advisory fee of 1% of the gross proceeds totaling $184,000 in cash.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Concurrent with the private placement, the Company issued 1,840,000 and 920,000 warrants to the placement and advisory agents (collectively, as “Placement and Advisory Warrants”) with exercise price of $0.70 and $0.95, respectively. These warrants have a 3-year term.

In connection with the recapitalization on August 8, 2007, the Company entered into a consulting agreement (the “Fee Agreement”) with Transworld Capital Group Inc., a Hong Kong limited liability company (referred to as the “Consultant”). Based on this Fee Agreement, the Company had to pay consulting fees totaling $240,000 in cash upon closing the Amended Agreement (see Note 1). In addition, the Perfectenergy BVI issued 49 Perfectenergy BVI shares immediately after the closing of the Amended Agreement. These 49 Perfectenergy BVI shares were part of the shares exchanged for 2,802,669 shares of Perfectenergy Nevada‘s common shares. The $240,000 was recorded as a reduction of capital as the consulting services were provided in connection to the private placement.

Warrants

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control and the change in control is deemed not to be within the Company’s control, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities, rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 70%; risk free interest rate 3.94%; dividend yield of 0% and expected term of 2.5 years of the Investor Warrants and 3 years of the Placement and Advisory Warrants. Net proceeds were allocated as the follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). At October 31, 2007, a loss of $240,086 was recognized in the accompanying income statement based on the increase in fair value since issuance. At October 31, 2007, the fair value of the derivative instrument totaled $12,466,686.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

As of October 31, 2007, the Company has warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, December 31, 2005	-	-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, December 31, 2006	-	-	-	-
Granted	15,902,857	15,902,857	$0.92	$2.59
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2007	15,902,857	15,902,857	$0.92	$2.35

Note 15– Options issued to employees

Perfectenergy BVI stock options

On November 30, 2005, March 15, 2006, October 31, 2006 and March 21, 2007, Perfectenergy BVI issued total of 50 options to employees of Perfectenergy BVI. Originally, approximately 30% of the options were to vest after one year, 60% after two years and 10% after three years. On March 21, 2007, Perfectenergy BVI modified the options so that all unvested amounts became fully vested on that date.

Perfectenergy BVI used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.50%. Because Perfectenergy BVI does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Perfectenergy BVI’s stock was not traded when the options were granted. Therefore, Perfectenergy BVI had to estimate the market value of its shares. There was no significant change in the business between December 2005 and March 21, 2007, therefore, Perfectenergy BVI used an August 2006 transaction of $468, per share as the market price. At that market price, the 50 employee options had a fair value of approximately $9,445 and they are being amortized over the vesting period. The fair value of the options on the date of grant was equal to their fair value on March 21, 2007.

On July 27, 2007, before closing the Amended Agreement (see Note 1), Perfectenergy BVI entered Termination Agreements for Options with employees who were granted stock options previously and cancelled all outstanding stock options. There was no effect on the financial statements when the options were cancelled.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Perfectenergy Nevada stock options

On September 5, 2007, the Company adopted “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company set aside and reserved 6,000,000 shares of the Company’s common stock for grant and issuance pursuant to the Stock Incentive Plan. Under the Stock incentive Plan, the Company issued 4,472,235 options to the employees and the directors of the Company. 300,000 of the options vested immediately, with the 4,015,045 options vesting evenly on an annual basis over the following three years from August 8, 2007 and with the 157,190 options vesting evenly on a monthly basis over the following thirty-six months from August 8, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

As of October 31, 2007, the Company has options as following:

Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, December 31, 2005	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2006	-	-	-
Granted	4,472,235	$0.70	2,906,953
Forfeited	-	-	-
Exercised	-	-	-
Balance, October 31, 2007	4,472,235	$0.70	3,130,565

Following is a summary of the status of options outstanding at October 31, 2007:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

4,472,235	$0.70	9.74	313,099	$0.70	9.74

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Compensation expense recognized for the ten months ended October 31, 2007 and 2006 was $337,782 and $3,722 (unaudited), respectively. Compensation expense recognized for the year ended December 31, 2006 and for the period from April 1, 2005 (inception) to December 31, 2005 was $4,492 and $359, respectively.

Note 16- Revenue by geographic area

Revenues are attributed to geographic area based on the country where the final designation of the Company’s products is being shipped. The following table summarized financial information for the periods ended October 31, 2007 and 2006, and December 31, 2006 and 2005 concerning the Company’s revenues based on geographic area:

	Ten months ended October 31,		For the year ended,
Revenue	2007	2006	2006	2005
		(Unaudited)
China	$8,147,848	$3,393,766	$3,982,231	$5,802,122
Germany	54,118	4,515,210	5,496,547
Spain	363,528	1,119,508	1,119,508

Total	$8,565,494	$9,028,484	$10,598,286	$5,802,122

Note 17 – Subsequent events

On September 20, 2007, Perfectenergy BVI entered into an agreement with an individual residing in Germany in which she would form Perfectenergy GmbH, a German corporation. After formation, she would transfer all equity securities of Perfectenergy GmbH to Perfectenergy BVI in exchange for the Company providing her with all expenses necessary to form Perfectenergy GmbH.  Perfectenergy GmbH was formed on November 9, 2007, and the parties are in the process of finalizing the transfer of equity securities to Perfectenergy BVI.

On November 28, 2007, the Company’s subsidiary, Perfectenergy BVI, entered into a loan agreement with Perfectenergy GmbH.  Pursuant to the loan agreement, Perfectenergy BVI shall loan Perfectenergy GmbH up to $1,105,000 with 0% interest.

See report of independent registered public accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 30, 2008.

PERFECTENERGY INTERNATIONAL LIMITED

/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President	January 30, 2008
Wennan Li

/s/ Diping Zhou	Chief Accounting Officer, Secretary and Treasurer (Principal Financial Officer)	January 30, 2008
Diping Zhou

/s/ Min Fan	Director	January 30, 2008
Min Fan

/s/ Yunxia Yang	Director	January 30, 2008
Yunxia Yang

/s/ Adam Roseman	Director	January 30, 2008
Adam Roseman

/s/ Yajun Wu	Director	January 30, 2008
Yajun Wu