Form 10KSB/A
period 2007-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-02-19
CIK 1345432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the issuer’s common stock held by non-affiliates, as of February 15, 2008, based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board, was $74,337,712 (58,998,184 shares at $1.26 per share).

As of February 13, 2008, there were 118,320,515 shares of the issuer's common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 is filed to: (i) add disclosure under Item 1 of our German sales office; (ii) add disclosure under Item 1 to address the status of U.S. clean energy tax credits relevant to the Company; (iii) add disclosure under Item 1 that our planned expansions relates to both our current facility and construction of new facilities; (iv) add disclosure under Item 1, our MD&A, and Note 13 to the financial statements regarding our oral understanding with our suppliers; (v) expand our risk factor regarding attracting, training, and retaining technical personnel to discuss the impact of our Chief Technical Officer’s resignation in January 2008; (vi) add a risk factor discussing the risk to investors of the dilutive effects from future issuances of our equity securities; (vii) add disclosure under Item 2 of land in Shanghai on which we plan to construct a new facility; (viii) add disclosure in our MD&A, Note 9 to the financial statements, Note 14 to the financial statements, and Note 15 to the financial statements regarding deferred tax assets and derivative instruments; (ix) add disclosure in our MD&A assessing whether our planned expenditures will have a material impact on our short-term or long-term liquidity; (x) revise our disclosure in Item 8A so that the language is substantially similar in all material respects to the language that appears in the definition of “disclosure controls and procedures” set forth in Rule 13a-15(e) of the Exchange Act; (xi) add disclosure under Item 9 regarding our annual meeting of shareholders; (xii) revise the footnotes to the Summary Compensation Table under Item 10 to clarify the nature and duration of certain oral understandings with our executive officers, to explain the reduction in our executive officers’ base salaries, and to describe the material terms of option grants to our executive officers and the assumptions made in the valuation of such options; (xiii) revise the footnotes to the Outstanding Equity Awards table under Item 10 to disclose the vesting date of all options held at year end by our executive officers; (xiv) revise the footnotes to the Director Compensation table under Item 10 to disclose the aggregate number of option awards outstanding at fiscal year end and the assumptions made in the valuation of such options; (xv) add exhibits to the exhibit list under Item 13; (xvi) add disclosure in Note 2 to the financial statements regarding the number of dilutive potential shares that were excluded from the calculation of diluted earnings per share for the period ended October 31, 2007; (xvii) add disclosure in Note 8 to the financial statements regarding loan proceeds from our Chief Executive Officer; and (xviii) amend Exhibits 31.1 and 31.2 to conform to the exact wording required by Item 601(b)(31) of Regulation S-B.

These changes were made, and this Form 10-KSB/A was filed concurrently with our Amendment No. 3 to the Registration Statement on Form S-1 (333-145915), in response to a letter from the Commission dated January 31, 2008. Except as required to reflect the changes noted above and to (i) update the aggregate market value of the Company’s common stock held by non-affiliates, the number of shares issued and outstanding, the number of employees, the percentage of outstanding shares of common stock held by our executive officers and directors, the status of mineral claims to the Captain Black property, the closing sales price of the Company’s common stock, the number of record shareholders, and issued and outstanding shares of the Company’s common stock issuable upon exercise of outstanding warrants and options as of a more recent date, (ii) update the disclosures regarding our current executive officers under Item 9, and (iii) update the beneficial ownership table under Item 11, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

We conduct sales in Europe through Perfectenergy GmbH, a German corporation, which was formed by Xiaochun Haas under an agreement with Perfectenergy BVI dated September 20, 2007 (“GmbH Agreement”). The GmbH Agreement supplemented an oral understanding between the parties dated August 26, 2007, on which day the parties agreed that Ms. Haas would form Perfectenergy GmbH in Germany as a private company and would become the sole shareholder and Chief Executive Officer of Perfectenergy GmbH with all expenses relating to the formation paid by the Company. Pursuant to the GmbH Agreement, Ms. Haas is to transfer her ownership in Perfectenergy GmbH to Perfectenergy BVI as soon as practicable. The parties are currently in the process of finalizing the transfer of equity securities to Perfectenergy BVI, which is expected to be completed in March 2008.

Perfectenergy GmbH was formed in Germany on November 9, 2007 and currently has 3 employees. The principal function of Perfectenergy GmbH is marketing, installation, and other after-sales services for our PV products. Our expansion into the European market is significant to our current and future strategic growth in Europe as more than 80% of our revenue is currently generated by the European market.

Perfectenergy GmbH’s office is located at Tannenweg 8, 53757 Sankt Augustin, Germany, and their telephone number is (49) 2241-9320-935.

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

        United States. At the federal level, several recent developments are favorable to the PV industry in general. The United States Congress approved the Energy Policy Act of 2005, which provides a 30% investment tax credit for PV installations. The federal tax credits will expire this year, but the U.S. House of Representatives is currently discussing a renewal of this policy.  In addition, the President of the United States announced the Advanced Energy Initiative in January 2006, which sets the goal of replacing more than 75% of oil imports from the Middle East by 2025 through using alternative energy. Furthermore, the President of the United States proposed $148 million in funds to support the solar energy research and development program in the United States government’s 2007 budget. In addition, a number of states, including California and New Jersey, have committed substantial resources to developing and implementing renewable energy programs. For example, in January 2006, the California Public Utilities Commission passed the California Solar Initiative with the goal of installing 3 GW PV systems by 2017. Under the California Solar Initiative, an investment of $3.2 billion will be made from 2006 to 2017 for the installation of 1 million PV plants with the total output of more than 3,000MW. Investors in these PV plants will get refund from the state and federal governments of approximately 75% of their total investment. In addition, the investors are to receive a guaranteed profit of 12% on average for the electricity produced by their PV plants with certificates of green power. In April 2006, the New Jersey Board of Public Utilities voted to approve new regulations which expand the State’s Renewable Portfolio Standard by extending the existing goals out to 2020 and increasing the required amount of renewable energy and solar energy. Under the newly adopted regulations, 20% of New Jersey’s electricity must come from renewable sources by 2020. The New Jersey regulations also include a 2% solar set aside, which is forecast to require 1,500 MW of electricity to be generated through solar power, the largest solar commitment relative to population and electricity consumption in the United States.

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

Expansion of our production capacity. We currently have workshop floor space of 6,200 square meters (m2) with a capacity of 15 MW. We plan to increase our capacity and production lines in the next years as follows:

	2008	2009	2010
Cell Production Line	4	8	8
Capacity (MW)	90-100	200	200
Workshop floor space (m2)	12,000	17000	17000

	2008	2009	2010
Lamination Line	6	10	10
Capacity (MW)	100	250	250
Workshop floor space (m2)	12,000	17000	17000

Our anticipated expenditure for the expansion of our work floor space is approximately $4,000,000. Our anticipated expenditure for the additional cell production lines over next 2-3 years is approximately $32,000,000. We also anticipate spending approximately $3,000,000 over the next 2-3 years to expand our lamination lines. The source of funds for these expansion projects, which includes expansion of our current facility and construction of new facilities, will be mainly from equity capital.

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

Our Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand.  We have three (3) year silicon supply agreements with both Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan Ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”), which were executed in 2006 and are in place through 2009. Our purchase obligations under the long-term silicon wafer supply agreement with Tianjin Huan Ou are 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009. Tianjin has long-term contracts to get the silicon material produced by Renewable Energy Corporation (REC) for up to 150 tons of silicon in 2007, up to 300 tons of silicon in 2008 and up to 500 tons of silicon in 2009, all at market prices. Our purchase obligations under the long-term silicon supply contract with Chengdu are with 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009. The Company has an oral understanding with both Tianjin Huan Ou and Chengdu that if there is a shortage of silicon, then each of the suppliers will reduce our minimum purchase obligations under the respective agreement.
In order to further mitigate the risk that we will be unable to obtain sufficient supplies of silicon, we entered into a multi-party alliance with Shanghai Shenzhou New Energy Development Co., Ltd., Tianjin Huan Ou, and Shanghai Solar Energy Engineering Technology Research Co., Ltd. A member of our alliance, Tianjin Huan Ou Semiconductor Material Technology Co., Ltd., has had a long-time cooperation relationship with REC Silicon, which is one of the top silicon manufacturers in the United States, and we believe that this alliance will help us obtain a sufficient supply of silicon at a reasonable price for the coming years and when we expand our production capacity. However, we cannot guarantee that we will be able to obtain sufficient amounts of silicon through this alliance, or through our current suppliers that will be required to meet our manufacturing needs. If we are unable to obtain sufficient quantities of silicon through the alliance and we had to purchase silicon in the open market, it could have an adverse affect on our results of operations.

Other materials needed to produce cells and modules, such as chemicals, special-made glasses, etc. are relatively easy to purchase from multiple vendors and we intend to work with two to three vendors to ensure the best pricing and quality of these supplies.

Employees

As of February 13, 2008, we had approximately 200 employees, of which all were full-time employees. None of these employees are represented by any collective bargaining agreements. Neither we nor any of our subsidiaries have experienced a work stoppage. Management believes that our relations with our employees are good.

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

We have also established a client base covering Europe, China, and the United States. Our top three (3) customers by value, who accounted for 71.8% of our revenue as of October 31, 2007, are as follows:

•	Shanghai Solar Science & Technology Co., Ltd. was our largest customer in fiscal 2007. Sales to this customer accounted for 41.6% of our 2007 revenue.

•	Zhejiang Sun Valley Energy Application Technology Co., Ltd. was our second largest customer. Sales to this customer accounted for 20.4% of our 2007 revenue.

•	Shanghai Zhiqin Silicon Technology Co., Ltd. was our third largest customer. Sales to this customer accounted for 9.8% of our 2007 revenue.

Management expects that the proportion of revenue accounted for by these customers will decrease as its new markets develop in the United States, China, and Europe.

On December 20, 2007, Sky Solar (Hong Kong) International Co., Ltd. placed an order for an aggregate 4,000,000W of solar cells and modules from Perfectenergy Shanghai, the wholly owned subsidiary of our wholly owned subsidiary, Perfectenergy BVI. The sales contract requires five shipments to Valencia, Spain between January 2008 and May 2008. The sales contract is valued at 10,640,000€ (approximately $15.6 million).

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
Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the solar power industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. Prior to his resignation on January 1, 2008, we depended on Hongbo Li, our former Chief Technology Officer, to recruit and train such capable personnel. Hongbo Li’s efforts are continued by our Chief Executive Officer, Wennan Li, but if we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

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

As of February 13, 2008, our directors and executive officers control approximately 50.14% of our outstanding shares of stock entitled to vote. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We may engage in future issuances of our equity securities to fund our operations, including our planned expansions, diluting the percentage ownership of our shareholders.

We may need to raise additional money through public or private sales of our equity securities in order to fund our current and future operations. We currently have plans to construct a new solar cell production facility on certain land in Shanghai under an Investment Agreement we entered into in October 2007 with Shanghai Zizhu Science Park Development Co., Ltd. Part of this construction will be funded by additional financing. To the extent that money is raised through the sale of our securities to fund our new construction on the Shanghai land or to fund our operations in other ways, the issuance of those securities could result in dilution to our existing shareholders.

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

Captain Black Property

Although we continue to own the “Captain Black Property,” which consists of a 100% interest in one mineral claim, comprising 22 claim units, known as the Captain Black property located in the Omenica Mining District, British Columbia approximately 72 km southwest of Houston, British Columbia, we have completely ceased all mining operations. This mineral claim was in good standing until January 13, 2008. We acquired the Captain Black property pursuant to a mineral purchase and sale agreement, dated October 27, 2005, with Kleinebar Resources Ltd. in consideration for the payment of $5,000 to Kleinebar Resources and an additional $10,000 in exploration and development costs on the Captain Black property that we were required to pay by July 30, 2006. On April 27, 2006, we completed our acquisition of this mineral claim by paying the sum of $10,000 to Kleinebar Resources, who conducted and completed the initial phases of the exploration program on the property. However, as disclosed in our previously filed quarterly reports, as result of our failure to generate revenues from this mineral claim, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues and the conclusions contained in the geological report for the Captain Black Property, our management decided that it was not in our best interests to pursue the mining business, and thus we abandoned all mining operations on this mineral claim and sought other business opportunities to substantiate stockholder value, resulting in the Exchange described under Item 1 above.

Additional Shanghai Facility

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in June 2008 and be completed in May 2009. Under the Investment Agreement, we will form a new company under PRC laws as a wholly-owned subsidiary of Perfectenergy BVI, and Science Park is to assist the new company in obtaining land use rights to the land from Science Park.

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

Common Stock

Quarter Ended	High Bid	Low Bid

January 31, 2008	$2.00	$1.15

October 31, 2007	$1.60	$1.15
July 31, 2007	$1.55	$1.25
April 30, 2007	$1.25	$0.00
January 31, 2007	$0.05	$0.00

October 31, 2006*	$0.00	$0.00
July 31, 2006*	$0.00	$0.00
April 30, 2006*	$0.00	$0.00
January 31, 2006*	$0.00	$0.00

* Our stock had no active trading market during the fiscal year ended October 31, 2006.

As of February 13, 2008, the closing sales price for shares of our common stock was $1.32 per share on the Over-The-Counter Bulletin Board.

Holders

As of February 13, 2008, we have approximately 33 stockholders of record of our issued and outstanding common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and its telephone number is (480) 481-3940.

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

Deferred Tax Assets

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. We do not expect a valuation allowance to be made against deferred tax assets for the ten months ended October 31, 2007, please see Note 9 – Income taxes to our financial statements for the ten months ended October 31, 2007.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell warrants to purchase our common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Cox-Ross-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. The value of the warrants and options were based on our common stock price on the date the warrants and options were issued or granted. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

OTHER EXPENSES (INCOME). Our other expenses consisted of financial expenses and interst income. We had other expenses of $53,232 for the year ended December 31, 2006 as compared to $5,550 for the period from April 1, 2005 (inception) until December 31, 2005, an increase of approximately 859.14%. The increase in other expenses mainly due to the interest expense paid for the loans from stockholders and officers during the year of 2006.

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

Comparison of Ten Months Ended October 31, 2007 and 2006

REVENUES. During the ten months ended October 31, 2007, we had revenues of $8,565,494 as compared to revenues of $9,028,484 during the ten months ended October 31, 2006, a decrease of approximately 5.1%. This decrease is attributable to decreased production because we moved to our new production facilities during this period, and during the relocation, the installation and debugging required for the mechanical equipment used in our production lines were beyond what was expected and the delays that resulted had a serious impact on the output of our products. Further, we had decreased shipments of our solar modules because we had not received TUV certifications before September 1, 2007, and because of this delay, the Company had to shift to sales of solar cells instead and the Company’s sales decreased while it was in the process of establishing business relationships with new customers.

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

OTHER EXPENSES (INCOME). Other expenses for the ten months ended October 31, 2007 consisted of financial expenses, interest income and change in fair value of derivative instruments. We had other expenses of $296,743 for the ten months ended October 31, 2007 as compared to other expenses of $42,893 for the same period ended October 31, 2006, an increase of approximately 591.8%, which was due to the increase in fair market value of our outstanding warrants.

NET INCOME (LOSS). We had a net loss of $1,495,750 for the ten months ended October 31, 2007 as compared to net income of $693,496 for the ten months ended October 31, 2006. The decrease in net income was primarily due to the decrease in our sales volume and our gross profits could not cover our fixed costs. However, our management believes that this decrease is not a trend and our Company’s net income will increase in future periods because we have multiple executed sales contracts for our products and we expect to sign several other sales contracts shortly.

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

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd., under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in June 2008 and be completed in May 2009. We expect to fund this expansion with our existing working capital and additional private financing. These planned expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise more equity capital.

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

(2) Purchase obligations consist of the two (2) silicon wafers supply purchase contracts that we have with Tianjin Huan Ou and Chengdu that are described above under the section titled “Our Suppliers.” The Company has an oral understanding with each of these suppliers that if there is a shortage of silicon, then our suppliers will reduce our minimum purchase obligations as described above under the section titled “Our Suppliers.”

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At October 31, 2007, we had approximately $9,701,545 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. A substantial portion of our sales is denominated in Euros, Renminbi (“RMB”) or other currencies. As a result, changes in the relative values of U.S. Dollars, Euros, RMB and other currencies affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly among the U.S. dollar, RMB and Euro, affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this transition report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, to management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Positions Held:	Effective Date of Appointment	Director’s Term of Office
Wennan Li	40	Chief Executive Officer, President, and Chairman of the Board of Directors	August 8, 2007	2 years
Diping Zhou	39	Chief Accounting Officer and Treasurer	August 8, 2007	N/A
Xiaolin Zhuang	36	Chief Financial Officer and Secretary	February 1, 2008	N/A
Min Fan	42	Director	August 25, 2007	2 years
Yunxia Yang	50	Director	August 25, 2007	2 years
Adam Roseman	29	Director	August 25, 2007	3 years
Yajun Wu	48	Director	November 20, 2007	3 years

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

Diping Zhou, Chief Accounting Officer and Treasurer, is also a Vice President and accountant for Perfectenergy Shanghai. Ms. Zhou was previously our Secretary until her resignation as Secretary effective February 1, 2008. Ms. Zhou received her bachelor’s degree in accounting from Shanghai Lixin University of Commerce in 1988. Ms. Zhou has extensive accounting experience. From 1988 through 2000, Ms. Zhou held the positions of accountant, financial manager, controller of budget and financial department of Shanghai Fenghuang Stock Co., Ltd., a Chinese public company listed on the Shanghai Stock Market. From 2000 through 2002, Ms. Zhou was the audit director and financial controller in JHJ International Transportation Co., Ltd. From 2002 through 2005, Ms. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.

Xiaolin Zhuang, Chief Financial Officer and Secretary, served as the China Financial Controller of Synthesis Energy Systems, Inc. prior to joining the Company. From November 2003 to May 2007, Mr. Zhuang served as the Finance Manager and Group Internal Auditor Head for Jebsen & Co. (China) Ltd. & Jebsen & Co. Ltd. Since September 1995, Mr. Zhuang has served as a member of the China Institute of Certified Public Accountants (CICPA). Mr. Zhuang earned his bachelor’s degree in economics in 1994 from the Shanghai University of Finance and Economics.

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

Yunxia Yang, Director, is currently a Professor at the East China University of Science & Technology and is one China’s leading solar energy researchers with extensive experience in solar products development. Ms. Yang received both her bachelor’s degree in 1982 and her master’s degree in 1987 in the study of Application (Macromolecule) Materials from East China University of Science & Technology. From 1982 to 1984, Ms. Yang was an engineer at Shanghai Architecture Science & Technology Institute. From 1987 to the present, Ms. Yang has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology.

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

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to our Company addressed to our Chief Executive Officer. We intend to hold annual meetings of stockholders during the summer season starting in 2008, at which meetings our directors will be up for re-election. We currently do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (9)		Non- Equity Incentive Plan Compen-< /fo nt> sation ($)	Nonquali- fied Deferred Compen- sation</st ron g> Earnings ($)	All Other Compensation ($)	Total ($)

Wennan Li, Chief	2007	$48,552	(2)	$0		—	$130,160	(3)	—	—	—	$178,712
Executive Officer	2006	54,415	(4)	5,195	(4)	—	—		—	—	—	59,610
and President (1)

Diping Zhou, Chief	2007	27,500	(5)	0		—	62,795	(6)				90,295
Accounting Officer,	2006	21,429	(7)	3,896	(7)	—	—		—	—	—	25,325
Treasurer and Secretary (1)

Philip McDonald,	2007	—		—		—	—		—	—	—	0
former CEO,	2006	—		—		—	—		—	—	—	0
President, Chairman, Secretary and Treasurer (8)

(1)
Salary and other annual compensation paid to Mr. Wennan Li and Ms. Diping Zhou are expressed in U.S. Dollars based on the interbank exchange rate of RMB7.27 for each 1.00 U.S. Dollar, on January 3, 2008.

(2)
This amount differs from Mr. Li’s base salary described below under “Employment Agreements” because Mr. Li had an oral agreement with Perfectenergy Shanghai after Perfectenergy Shanghai suffered first quarter losses, under which Mr. Li agreed to be paid 75% of his base salary. This agreement only covered his 2007 salary through August 2007, and Mr. Li was paid 100% of his base salary starting in September 2007.

(3)
On August 8, 2007, Mr. Li was granted options to purchase an aggregate 1,629,094 shares of our common stock at $0.70 per share, vesting at 33.33% per year. Mr. Li’s options expire on August 8, 2017. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
Mr. Li and Perfectenergy Shanghai had an oral understanding in place from the beginning of Mr. Li’s employment, which understanding was not in effect in 2007, that if profits reached half of the target level of $600,000, then Mr. Li would be paid half of his base salary; if profits reached 70% of the target level of $600,000, then Mr. Li would be paid 100% of his base salary. Perfectenergy Shanghai, however, met the applicable target profit level. Nonetheless, Mr. Li’s base salary for 2006 was reduced pursuant to an oral agreement between Mr. Li and Perfectenergy Shanghai, under which Mr. Li agreed to reduce his total salary to 80% of the amount owed to him under his employment agreement due to a loss that Perfectenergy Shanghai incurred by moving their factory in 2006.

(5)
This amount differs from Ms. Zhou’s base salary described below under “Employment Agreements” because Ms. Zhou had an oral agreement with Perfectenergy Shanghai after Perfectenergy Shanghai suffered first quarter losses, under which Ms. Zhou agreed to be paid 80% of her base salary. This agreement only covered her 2007 salary through August 2007, and Ms. Zhou was paid 100% of her base salary starting in September 2007.

(6)
On August 8, 2007, Ms. Zhou was granted options to purchase an aggregate 785,951 shares of our common stock at $0.70 per share, vesting at 33.33% per year. Ms. Zhou’s options expire on August 8, 2017. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(7)
Ms. Zhou and Perfectenergy Shanghai had an oral understanding in place from the beginning of Ms. Zhou’s employment, which understanding was not in effect in 2007, that if profits reached half of the target level of $600,000, then Ms. Zhou would be paid half of her base salary; if profits reached 70% of the target level of $600,000, then Ms. Zhou would be paid 100% of her base salary. Perfectenergy Shanghai, however, met the applicable target profit level. Nonetheless, Ms. Zhou’s base salary for 2006 was reduced pursuant to an oral agreement between Ms. Zhou and Perfectenergy Shanghai, under which Ms. Zhou agreed to reduce her total salary to 90% of the amount owed to her under her employment agreement due to a loss that Perfectenergy Shanghai incurred by moving their factory in 2006.

(8)
Mr. Philip McDonald was appointed as Perfectenergy Nevada’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on February 25, 2005, and he resigned from all of these executive officer positions in connection with the closing of the share exchange transaction effective on August 8, 2007.

(9)
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

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Under- lying Un-exercised Options (#) Ex- ercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable		Equity Incentive Plan Awards: Number of Securities Under- lying Un- exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Wennan Li	0	1,629,094	(1)	0	$0.70	08/08/2017	-	-	-	-

Diping Zhou	0	785,951	(2)	0	$0.70	08/08/2017	-	-	-	-

Philip McDonald	0	0		0	-	-	-	-	-	-

(1)	33.33% of Mr. Li’s options will vest on each of the following dates: August 8, 2008, August 8, 2009, and August 8, 2010.

(2)	33.33% of Ms. Zhou’s options will vest on each of the following dates: August 8, 2008, August 8, 2009, and August 8, 2010.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wennan Li (1)	-	-	-		-	-	-	-

Min Fan	-	-	$10,839	(3)	-	-	-	$10,839

Yunxia Yang	-	-	$10,839	(4)	-	-	-	$10,839

Adam Roseman	$32,322	-	$78,937	(5)	-	-	-	$111,259

(1)	Mr. Li’s compensation as a director is reflected in the table titled “Summary Compensation Table” above.

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

(3)
Mr. Fan had options to purchase an aggregate 200,000 shares of our common stock outstanding as of October 31, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
Ms. Yang had options to purchase an aggregate 200,000 shares of our common stock outstanding as of October 31, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)
Mr. Roseman had options to purchase an aggregate 1,000,000 shares of our common stock outstanding as of October 31, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 13, 2008 for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

•  each of our directors and officers;

•  all directors and officers as a group; and

•  each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 118,320,515 shares of common stock outstanding on February 13, 2008. The issued and outstanding shares do not include 18,807,592 shares of our common stock issuable upon the exercise of our outstanding warrants and options.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Wennan Li, CEO, President and Director	25,615,691	21.65%
Min Fan, Director	16,703,320	14.12%
Yunxia Yang, Director	16,703,320	14.12%
Diping Zhou, Chief Accounting Officer and Treasurer	0	*
Xiaolin Zhuang, Chief Financial Officer and Secretary	0	*
Adam Roseman, Director (3)	300,000	0.25%
Yajun Wu, Director	0	*
Other 5% Beneficial Owners:
Olivier Couriol (4)	11,067,000	9.07%
All Executive Officers and Directors as a Group (7 persons)	59,322,331	50.14%

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

(2)
Pursuant to the terms of the Amended and Restated Share Exchange Agreement dated August 8, 2007, we issued 60,000,000 common shares to the stockholders of Perfectenergy BVI equal to approximately 50.72% of our issued and outstanding common shares as of the closing date of the share exchange transaction. The number of common shares we issued also included those shares issued in connection with the closing of our August 2007 private placement financing whereby we issued 26,285,715 Units at an issue price of $0.70 per Unit to the Investors. Immediately after the closing of the share exchange transaction, after giving effect to the cancellation of 37,700,000 common shares by Mr. Philip McDonald pursuant to the terms of the Amended and Restated Share Exchange Agreement, and after our issuance 26,285,715 common shares in connection with the closing of the private placement financing, there are approximately 118,293,015 shares of our common stock that were issued and outstanding. As of February 13, 2008, there are 118,320,515 shares of our common stock that are issued and outstanding. Percentage totals may vary slightly due to rounding.

(3)
272,500 of these shares represent the number of shares of common stock that Mr. Roseman has the right to acquire upon exercise of an option granted on August 8, 2007. Adam Roseman’s address is 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

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

(3)	Diping Zhou, our Chief Accounting Officer, made the following unsecured loans to Perfectenergy BVI:

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

10.34	Purchase Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Solar Science & Technology Co., Ltd. (English translation) (6)

10.35	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.36	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.37	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH (6)

10.38	2007 Stock Incentive Plan (6)

10.39	Agreement dated September 20, 2007 between Perfectenergy International Ltd. (BVI) and Xiaochun Haas (7)

10.40	Investment Agreement dated October 2007 between Shanghai Zizhu Science Park Development Co., Ltd. and Perfectenergy International Limited (English translation) (7)

10.41	Sales Contract dated December 20, 2007 between Sky Solar (Hong Kong) International Co., Ltd., Shanghai Forever Imp. & Exp. Co. Ltd., and Perfectenergy (Shanghai) Co., Ltd. (7)

21.1	List of Subsidiaries (4)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(6)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on February 19, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 3 to Registration Statement on Form SB-2) and incorporated herein by reference.

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

Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has a net loss for the period ended October 31, 2007 and none of the 16,211,590 potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive. For the period ended October 31, 2006, December 31, 2006 and 2005, there is no dilutive securities. Therefore there are no differences between Basic and Diluted EPS for the periods ended October 31, 2007 and 2006, and December 31, 2006 and 2005.

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

During 2006, we paid $207,191 (or RMB 1,650,000) as prepaid amount for a possible investment into Chengdu Jiayang Silicon Technology Inc., Ltd., (“Chengdu Jiayang”), an unrelated vendor in which we held no ownership interest during that period. In connection with this investment, our Chief Executive Officer, Wennan Li, entered into a loan agreement to borrow $188,355 from a shareholder of Chengdu Jiayang, and the Company entered into a loan agreement with Mr. Li to borrow the $188,355 from Mr. Li. The investment was cancelled, and as a result the Company was to be refunded its $207,191 investment payment and from this amount the Company was to pay Mr. Li the $188,355 (or RMB 1,500,000) owed to him, and Mr. Li was to pay the $188,355 he owed to the Chengdu Jiayang shareholder. To simplify this transaction, we reached an agreement with all relevant parties where we received $18,836 as a cash refund and offset the remaining amount owed to us as a refund on our initial prepaid investment amount, against the $188,355 balance which we owed to Mr. Li, and the amount Mr. Li owed to the Chengdu Jiayang shareholder. In the cash flow presentation, we netted the effect of the prepayment of $207,191 and refund of $18,836 and represented that net amount under an investment activity as the original nature of the transaction was related to investing activities. The $188,335 loan proceeds from Mr. Li was included as “Borrowings from Shareholders and Officers” under “Cash Flows from Financing Activities.” The $188,355 paid directly from the shareholder of the Chengdu Jiayang to Mr. Li was treated as non-cash transaction as no actual cash transaction took place with the refund of $188,355 and the repayment of the shareholder loan of $188,355.

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

Since Perfectenergy Shanghai had operating loss for the period ended October 31, 2007, the loss can be carrying forward to offset income for the following five years. The Company recorded deferred tax asset of $75,725 ($15,145 current and $60,580 non-current) as of October 31, 2007. Based on foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that our subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders we have received for future periods, and (ii) current operating loss for Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

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

Long term silicon supply agreements

To assure a long-term supply, the Company entered into two three-year silicon supply agreements with two major suppliers, Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan Ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”), in December 2006 covering the period from January 1, 2007 to December 31, 2009. At October 31, 2007, total future minimum purchase obligations under those two agreements were as follows,

Year Ending October 31,	Amount

2008	$34,039,200

2009	$74,886,240

2010	$13,615,560

Our purchase obligations under the long-term silicon wafer supply agreement with Tianjin Huan Ou are 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009. Our purchase obligations under the long-term silicon supply contract with Chengdu are 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009.  The Company has an oral understanding with its suppliers that if there is a shortage of silicon, then our suppliers will reduce our minimum purchase obligations under the respective agreement.

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

Warrants

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control and the change in control is deemed not to be within the Company’s control, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities, rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 70%; risk free interest rate 3.94%; dividend yield of 0% and expected term of 2.5 years of the Investor Warrants and 3 years of the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock price of $1.35 on the date the warrants were issued.  Net proceeds were allocated as the follows:

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

Perfectenergy Nevada stock options

On September 5, 2007, the Company adopted “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company set aside and reserved 6,000,000 shares of the Company’s common stock for grant and issuance pursuant to the Stock Incentive Plan. Under the Stock incentive Plan, the Company issued 4,472,235 options to the employees and the directors of the Company. 300,000 of the options vested immediately, with the 4,015,045 options vesting evenly on an annual basis over the following three years from August 8, 2007 and with the 157,190 options vesting evenly on a monthly basis over the following thirty-six months from August 8, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2008.

PERFECTENERGY INTERNATIONAL LIMITED

/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President	February 19, 2008
Wennan Li

/s/ Diping Zhou	Chief Accounting Officer and Treasurer	February 19, 2008
Diping Zhou

/s/ Xiaolin Zhuang	Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	February 19, 2008
Xiaolin Zhuang

/s/ Min Fan	Director	February 19, 2008
Min Fan

/s/ Yunxia Yang	Director	February 19, 2008
Yunxia Yang

/s/ Adam Roseman	Director	February 19, 2008
Adam Roseman

/s/ Yajun Wu	Director	February 19, 2008
Yajun Wu