Form 10KSB/A
period 2007-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-02-28
CIK 1345432

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State issuer’s revenue for its most recent fiscal year: $8,565,494.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the issuer’s common stock held by non-affiliates, as of February 15 , 2008, based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board, was $ 74,337,712 ( 58,998,184 shares at $1. 26 per share).

As of February 13, 2008, there were 118,320,515 shares of the issuer's common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):  ☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 is filed to (i) amend our disclosures regarding Perfectenergy GmbH under our “Description of Business” section; (ii) include a description of four additional customer contracts under our “Description of Business” section; (iii) amend our disclosures regarding the Investment Agreement under the sub-section titled “Material Impact of Known Events on Liquidity” in our “Management's Discussion and Analysis or Plan of Operation” section; (iv) amend our disclosure in Item 8A; (v) clarify that our directors will be up for re-election at every annual meeting of stockholders under Item 9; and (vi) add four exhibits to the Exhibit List under Item 13.

These changes were made, and this Form 10-KSB/A was filed subsequent to our Amendment No. 4 to the Registration Statement on Form S-1 (333-145915), in response to a letter from the Commission dated February 26, 2008. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in Amendment No. 1 to our Annual Report on Form 10-KSB. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Perfectenergy GmbH was formed in Germany on November 9, 2007 and currently has 3 employees. The principal function of Perfectenergy GmbH is marketing, installation, and other after-sales services for our PV products. Our expansion into the European market is significant to our current and future strategic growth in Europe because we have previously generated significant revenues from European customers and we hope to continue significantly increasing our sales in, and revenue generated by, the European market, in part, through the formation of Perfectenergy GmbH.

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

No fossil fuel requirement .  Solar power relies solely on sunlight rather than traditional fossil fuels that have historically experienced supply constraints, volatile pricing and delivery risk.

Clean energy production .  Unlike traditional fossil fuel energy sources and many other renewable energy sources, solar power systems generate electricity with no emissions or noise impact.

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

1.
To continue to enlarge our market share in Europe . Today, the European PV market represents over 65% of the world’s total installation. Europe’s global leadership has been spearheaded by Germany and followed by Spain, the two countries, where most of our export goes today, having already established a significant market presence. We experienced a significant drop in our European revenue for the ten month period ending October 31, 2007 which were attributable to costs and effects of our relocation to a new production facility and also a delay in our obtaining TUV certifications for our products. Because of the delay in obtaining our TUV certifications, we had to shift to sales of solar cells instead of our solar modules and we had decreased sales while it was in the process of establishing business relationships with new customers. Further, during the relocation, the installation and debugging required for the mechanical equipment used in our production lines were beyond what was expected and the delays that resulted had a serious impact on the output of our products and our international sales during the first ten months of 2007. However, we believe that because our new production facility is now fully operational and because we have now obtained our TUV certifications, we believe that our sales in Europe will be significantly enhanced going forward. We aim to continue our strong growth momentum in Europe, with the objective of significantly increasing our exports to Europe over the next two years. Although our overall market share in Europe is very small, we have recently obtained TUV certification for our products in Europe. TUV certification involves rigorous testing of the applications for which our products are designed.  It includes verification that the products satisfy strict European regulations for the industry in which the product was designed for and ensures the product specifications are stated correctly.  Certification requires very comprehensive product testing and periodic retesting of the product is required to maintain TUV certifications. We believe that maintaining these certifications will significantly enhanced the sales of our products in Europe. We emphasize product research and development and we are currently developing other types of mono-crystalline and poly-crystalline solar cell products, as well as our own PV or solar energy systems to improve the efficiency of our solar cells and increase the variety of our cell type. We also plan to increase our capacity and production lines next year. All of above will significantly enhance our sales in Europe.

2.
To enter the U.S. market . Although the PV market in the United States currently accounts for only approximately 15% of the global share, it has been growing very rapidly in recent years. For example, total installations in the United States are expected to double in 2007, and installations in the United States are projected to increase to about 23% of the global market in 2011. Our plan is to achieve exports to $10 million in 2008.

3.
To aggressively increase our PV panels’ domestic market share inside China . China’s PV market is still small but we expect it will grow rapidly in the next decades, given the increasing support for solar energy initiatives from the Chinese government. It is projected that the Chinese solar energy products market will grow from only 25MW in 2005, to 500MW in 2010, and then to 30,000MW in 2020. We plan to increase our sales in China to 40% of our total panel sales in the next two years.

In striving to meet our growth objectives above, we are taking the following measures:

Obtaining international certifications for our products . We initiated the IEC and TUV certification processes for our products in April 2006. The TUV certification means that our production process has been qualified for IEC 61215 and Safety Class II test standards and production quality inspections are performed periodically. IEC 61215 is a test standard for the durability and reliability of crystalline silicon modules and Safety Class II is a test standard for the electrical shock insulation capabilities of PV modules. We received our official IEC61215 and Safety Class II certifications from TUV in August 2007. We believe that maintaining these certifications will significantly enhanced our sales in Europe. Further, we also began our application process for certification by Underwriter’s Laboratories Inc. (“UL”) for our solar energy products in the United States in May 2007. UL certification means that our products comply with the appropriate safety requirements, many of which are developed by UL, for solar energy products. The UL certification process is expected to be completed in April 2008, and its completion will further enhance sales of our products in the U.S. PV markets.

Improving the efficiency of our solar cells and increasing the variety of our cell types . We continue to conduct R&D and implement technology to improve the efficiency of our solar cells and we also plan to increase the variety of solar cells that we will produce. Our plans are as follows:

	2008	2009
Average conversion efficiency	17%	17.5%
Cell’s size(mm)	125&156	125&156
Cell type	Other high efficiency cells

Expansion of our production capacity . We currently have workshop floor space of 6,200 square meters (m 2 ) with a capacity of 15 MW. We plan to increase our capacity and production lines in the next years as follows:

	2008	2009	2010
Cell Production Line	4	8	8
Capacity (MW)	90-100	200	200
Workshop floor space (m 2 )	12,000	17000	17000

	2008	2009	2010
Lamination Line	6	10	10
Capacity (MW)	100	250	250
Workshop floor space (m 2 )	12,000	17000	17000

Our anticipated expenditure for the expansion of our work floor space is approximately $4,000,000. Our anticipated expenditure for the additional cell production lines over next 2-3 years is approximately $32,000,000. We also anticipate spending approximately $3,000,000 over the next 2-3 years to expand our lamination lines. The source of funds for these expansion projects , which includes expansion of our current facility and construction of new facilities, will be mainly from equity capital.

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

On October 11, 2007, Isofoton placed orders under four separate contracts from Perfectenergy Shanghai, the wholly owned subsidiary of our wholly owned subsidiary, Perfectenergy BVI. Under one agreement, Perfectenergy Shanghai will produce for Isofoton, and Isofoton will purchase, an aggregate 8,500 units modules of 156x156mm mono cells for an aggregate purchase price of $1,049,750, to be delivered in three installments as follows: 5,000 on October 30, 2007, 1,000 on November 7, 2007, and 2,500 on November 18, 2007. Under another agreement, Perfectenergy Shanghai will produce for Isofoton, and Isofoton will purchase, an aggregate 8,000 units of solar modules made of 125x125mm cells for an aggregate purchase price of $4,760,000, to be delivered in four equal installments on November 15, 2007, November 28, 2007, December 15, 2007, and December 28, 2007. Under another agreement, Perfectenergy Shanghai will produce for Isofoton, and Isofoton will purchase, an aggregate 20,160 units of modules made of 125x125mm multi-crystal cells for an aggregate purchase price of $2,227,680, to be delivered in equal installments every month from January 2007 to December 2008. Under another agreement, Perfectenergy Shanghai will produce for Isofoton, and Isofoton will purchase, an aggregate 8,800 units of modules made of 156x156mm monocrystalline cells for an aggregate purchase price of $1,220,560, to be delivered as follows: 5,000 on November 13, 2007 and 3,800 on November 27, 2007. Each of the four agreements provide that the design and raw materials for the finished products are to be supplied by Isofoton, and Perfectenergy Shanghai is to process, laminate, and package the cells into finished products. The purchases under each of the four agreements provide a five-year warranty from Perfectenergy Shanghai.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the quarter immediately preceding the period covered by this transition report on Form 10-KSB .

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

As of February 13 , 2008, the closing sales price for shares of our common stock was $1.32 per share on the Over-The-Counter Bulletin Board.

Holders

As of February 13 , 2008, we have approximately 33 stockholders of record of our issued and outstanding common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and its telephone number is (480) 481-3940.

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

Deferred Tax Assets

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. We do not expect a valuation allowance to be made against deferred tax assets for the ten months ended October 31, 2007, please see Note 9 - Income taxes to our financial statements for the ten months ended October 31, 2007.

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

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd., under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in June 2008 and be completed in May 2009. Under the Investment Agreement, we will form a new company under PRC laws as a wholly-owned subsidiary of Perfectenergy BVI, which new company will be capitalized with approximately $29.8 million, of which $20 million will be funded by Perfectenergy BVI as registered capital and the remainder of which will be funded by loans or other means. Science Park is to assist the new company in obtaining land use rights to the land from Science Park, for which the new company will pay Science Park a certain price that has been pre-set according to current PRC policy regarding government-owned lands. We plan to invest an additional $13.9 million at minimum into the land over the next two years.

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

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this transition report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Positions Held:	Effective Date of Appointment	Director’s Term of Office
Wennan Li	40	Chief Executive Officer, President, and Chairman of the Board of Directors	August 8, 2007	2 years *
Diping Zhou	39	Chief Accounting Officer and Treasurer	August 8, 2007	N/A
Xiaolin Zhuang	36	Chief Financial Officer and Secretary	February 1, 2008	N/A
Min Fan	42	Director	August 25, 2007	2 years *
Yunxia Yang	50	Director	August 25, 2007	2 years *
Adam Roseman	29	Director	August 25, 2007	3 years *
Yajun Wu	48	Director	November 20, 2007	3 years *

* Perfectenergy Nevada intends to hold annual meetings of stockholders during the summer season starting in 2008, at which meetings our directors will be up for re-election.

Wennan Li,  Chief Executive Officer, President and Director , has extensive experience with technological development, production management and international marketing in PV industry. Mr. Li is founder, director and current general manager of Perfectenergy Shanghai, our operating subsidiary. From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, of the leading PV companies in China. He has also served as a PV industry expert advising the Shanghai government regarding the PV Industry. Mr. Li received a Master’s degree in 1991 from the Management School of Shanghai Jiaotong University and received his Bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Diping Zhou, Chief Accounting Officer and Treasurer , is also a Vice President and accountant for Perfectenergy Shanghai. Ms. Zhou was previously our Secretary until her resignation as Secretary effective February 1, 2008. Ms. Zhou received her bachelor’s degree in accounting from Shanghai Lixin University of Commerce in 1988. Ms. Zhou has extensive accounting experience. From 1988 through 2000, Ms. Zhou held the positions of accountant, financial manager, controller of budget and financial department of Shanghai Fenghuang Stock Co., Ltd., a Chinese public company listed on the Shanghai Stock Market. From 2000 through 2002, Ms. Zhou was the audit director and financial controller in JHJ International Transportation Co., Ltd. From 2002 through 2005, Ms. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.

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

Min Fan, Director , is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP) and has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006. CTRP is a Chinese-based travel services business with a $1.7 billion market capitalization. Mr. Fan is also a founding stockholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator and franchisor with a $500 million market capitalization. Mr. Fan has served as CTRP’S Chief Operating Officer from November 2004 to January 2006. Prior to that, he served as CTRP’s Executive Vice President from 2000 to November 2004. From 1997 to 2000, Mr. Fan was the Chief Executive Officer of Shanghai Travel Service Company, a leading domestic travel agency in China. From 1990 to 1997, he served as the Deputy General Manager and in a number of other senior positions at Shanghai New Asia Hotel Management Company, which was one of the leading hotel management companies in China. Mr. Fan obtained his Master’s and Bachelor’s degrees from Shanghai Jiao Tong University. He also studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, Director , is currently a Professor at the East China University of Science & Technology and is one China’s leading solar energy researchers with extensive experience in solar products development. Ms. Yang received both her bachelor’s degree in 1982 and her master’s degree in 1987 in the study of Application (Macromolecule) Materials from East China University of Science & Technology. From 1982 to 1984, Ms. Yang was an engineer at Shanghai Architecture Science & Technology Institute. From 1987 to the present, Ms. Yang has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology.

Adam Roseman, Director , has extensive experience in both finance and management. Previously, Mr. Roseman served as an investment banker in various sectors at Lehman Brothers, Piper Jaffray and Goldman Sachs. Currently, Mr. Roseman is a Director of Safe Renewables Corporation and Xyience, Inc, and he is also the Chairman and a director of Pure Biofuels Corp., a publicly trading, OTC Bulletin Board company. In addition, he is the Founder and Chief Executive Officer of ARC Investment Partners.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 , as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4, and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders filed the required reports during the fiscal year ended October 31, 2007 in a timely manner.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (9)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wennan Li, Chief	2007	$48,552	(2)	$0		—	$130,160	(3)	—	—	—	$178,712
Executive Officer	2006	54,415	(4)	5,195	(4)	—	—		—	—	—	59,610
and President (1)

Diping Zhou, Chief	2007	27,500	(5)	0		—	62,795	(6)				90,295
Accounting Officer,	2006	21,429	(7)	3,896	(7)	—	—		—	—	—	25,325
Treasurer and Secretary (1)

Philip McDonald,	2007	—		—		—	—		—	—	—	0
former CEO,	2006	—		—		—	—		—	—	—	0
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

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Wennan Li	0	1,629,094	(1)	0	$0.70	08/08/2017	-	-	-	-

Diping Zhou	0	785,951	(2)	0	$0.70	08/08/2017	-	-	-	-

Philip McDonald	0	0		0	-	-	-	-	-	-

(1)	33.33% of Mr. Li’s options will vest on each of the following dates: August 8, 2008, August 8, 2009, and August 8, 2010.

(2)	33.33% of Ms. Zhou’s options will vest on each of the following dates: August 8, 2008, August 8, 2009, and August 8, 2010.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wennan Li (1)	-	-	-	-	-	-	-

Min Fan	-	-	$10,839(3)	-	-	-	$10,839

Yunxia Yang	-	-	$10,839(4)	-	-	-	$10,839

Adam Roseman	$32,322	-	$78,937(5)	-	-	-	$111,259

(1)	Mr. Li’s compensation as a director is reflected in the table titled “Summary Compensation Table” above.

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

10.34	Purchase Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Solar Science & Technology Co., Ltd. (English translation) (6)

10.35	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.36	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (6)

10.37	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH (6)

10.38	2007 Stock Incentive Plan (6)

10.39	Agreement dated September 20, 2007 between Perfectenergy International Ltd. (BVI) and Xiaochun Haas (7)

10.40	Investment Agreement dated October 2007 between Shanghai Zizhu Science Park Development Co., Ltd. and Perfectenergy International Limited (English translation) (8)

10.41	Sales Contract dated December 20, 2007 between Sky Solar (Hong Kong) International Co., Ltd., Shanghai Forever Imp. & Exp. Co. Ltd., and Perfectenergy (Shanghai) Co., Ltd. (7)

10.42	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (8)

10.43	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (8)

10.44	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (8)

10.45	Foreign Trade Agreement between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (English translation) (8)

21.1	List of Subsidiaries (4)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(6)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on February 19, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 3 to Registration Statement on Form SB-2) and incorporated herein by reference.

(8)	Filed on February 28, 2008 as an exhibit to the Company’s Amendment No. 4 to Registration Statement on Form S-1 and incorporated herein by reference.

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

(1)
Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)
Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees — This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures — Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

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

(1)
Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)
Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees — This category consists of fees for other miscellaneous items.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

In December 2007, the Securities and Exchange Commission (“ SEC”) issued Staff Accounting Bulletin No. 110 (“ SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

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

Accounts receivable consists of the following at:

	October 31, 2007	October 31, 2006	December 31, 2006
		(Unaudited)
Accounts receivable	$13,834	$692,639	$514,935
Less: allowance for doubtful accounts	-	-	-
Total	$13,834	$692,639	$514,935

Note 4 – Inventories

Inventories consisted of the following at:

	October 31, 2007	October 31, 2006	December 31, 2006
		(Unaudited)
Raw materials	$1,900,208	$801,433	$277,308
Finished goods	1,854,882	1,072,407	1,214,552
Work in progress	310,192	103,636	74,416
Consumables	41,526	21,459	24,148
Totals	$4,106,808	$1,998,935	$1,590,424

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

Note 6 – Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following at:

	October 31, 2007	October 31, 2006	December 31, 2006
		(Unaudited)
Leasehold improvements	$76,648	$18,556	$18,717
Transportation equipment	208,570	22,217	22,409
Machinery	843,939	758,404	755,846
Office equipment	66,646	40,502	49,596
Construction in progress	913,267	393,908	565,528
Totals	2,109,070	1,233,587	1,412,096
Less accumulated depreciation	242,543	77,707	97,899
Totals	$1,866,527	$1,155,880	$1,314,197

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

Note 8 – Other payables – shareholders and officers

Other payables represent amounts due to the Company’s shareholders, officers, or their immediate family members, which are normally due within one year. The Company borrowed monies from these individuals for operating cash flow requirements. The other payables due to related parties consisted of the following:

	October 31, 2007	October 31, 2006	December 31, 2006
		(Unaudited)
Zhang, Feng Ying - shareholder's spouse, due various dates on September 17, 2007 and October 4, 2007, interest rate of 5.0% per annum, unsecured	$-	$523,906	$534,081

Li, Wen Nan - shareholder and officer, due October 4, 2007, interest rate of 5.0% per annum, unsecured	-	455,233	271,835

Zhou, Di Ping - officer, no fixed term of repayment, non interest bearing, unsecured	-	42,095	17,128

Total	$-	$1,021,234	$823,044

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

	October 31, 2007	October 31, 2006	December 31, 2006	December 31, 2005
		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0	33.0
China income tax exemption	(15.0)	(33.0)	(33.0)	(33.0)
Effective income tax rates	18.0%	-%	-%	-

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

Taxes payable

Taxes payable consisted of the following:

	October 31, 2007	October 31, 2006	December 31, 2006
		(Unaudited)
Value-added taxes payable	$-	$34,394	$34,778
Employee income tax withheld	3,772	1,713	1,648
Total	$3,772	$36,107	$36,426

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

Note 11– Retirement benefit plans

Regulations in the People’s Republic of China required the Company to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salaries at retirement. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. For the ten months ended October 31, 2007 and 2006, the Company made pension contributions in the amount of $40,917, and $27,957 (unaudited), respectively. For the year ended December 31, 2006 and the period from April 1, 2005 (inception) through December 31, 2005 , the Company made pension contributions in the amount of $30,990 and $4,685, respectively.

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

Long term silicon supply agreements

To assure a long-term supply, the Company entered into two three-year silicon supply agreements with two major suppliers , Tianjin Huan Ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan Ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”), in December 2006 covering the period from January 1, 2007 to December 31, 2009. At October 31, 2007, total future minimum purchase obligations under those two agreements were as follows,

Year Ending October 31,	Amount

2008	$34,039,200

2009	$74,886,240

2010	$13,615,560

Our purchase obligations under the long-term silicon wafer supply agreement with Tianjin Huan Ou are 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009. Our purchase obligations under the long-term silicon supply contract with Chengdu are 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009.  The Company has an oral understanding with its suppliers that if there is a shortage of silicon, then our suppliers will reduce our minimum purchase obligations under the respective agreement .

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

In connection with the recapitalization on August 8, 2007, the Company entered into a consulting agreement (the “Fee Agreement”) with Transworld Capital Group Inc., a Hong Kong limited liability company (referred to as the “Consultant”). Based on this Fee Agreement, the Company had to pay consulting fees totaling $240,000 in cash upon closing the Amended Agreement (see Note 1) . In addition, the Perfectenergy BVI issued 49 Perfectenergy BVI shares immediately after the closing of the Amended Agreement. These 49 Perfectenergy BVI shares were part of the shares exchanged for 2,802,669 shares of Perfectenergy Nevada‘s common shares. The $240,000 was recorded as a reduction of capital as the consulting services were provided in connection to the private placement.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

As of October 31, 2007, the Company has warrants as following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, December 31, 2005	-	-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, December 31, 2006	-	-	-	-
Granted	15,902,857	15,902,857	$0.92	$2.59
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2007	15,902,857	15,902,857	$0.92	$2.35

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

As of October 31, 2007, the Company has options as following:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2006	-	-	-
Granted	4,472,235	$0.70	2,906,953
Forfeited	-	-	-
Exercised	-	-	-
Balance, October 31, 2007	4,472,235	$0.70	3,130,565

Following is a summary of the status of options outstanding at October 31, 2007:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

4,472,235	$0.70	9.74	313,099	$0.70	9.74

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2008.

PERFECTENERGY INTERNATIONAL LIMITED

/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal	February 28, 2008
Wennan Li	Executive Officer) and President

/s/ Diping Zhou	Chief Accounting Officer and Treasurer	February 28, 2008
Diping Zhou

/s/ Xiaolin Zhuang	Chief Financial Officer and Secretary (Principal Financial &	February 28, 2008
Xiaolin Zhuang	Accounting Officer)

/s/ Min Fan	Director	February 28, 2008
Min Fan

/s/ Yunxia Yang	Director	February 28, 2008
Yunxia Yang

/s/ Adam Roseman	Director	February 28, 2008
Adam Roseman

/s/ Yajun Wu	Director	February 28, 2008
Yajun Wu