Form 10KSB/A
period 2007-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-03-04
CIK 1345432

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

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):  ☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 3 to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 is filed to (i) amend our disclosures regarding the Investment Agreement under the sub-section titled “Material Impact of Known Events on Liquidity” in our “Management's Discussion and Analysis or Plan of Operation” section; and (ii) amend our disclosure in Item 8A.

These changes were made, and this Form 10-KSB/A was filed subsequent to our Amendment No. 5 to the Registration Statement on Form S-1 (333-145915), in response to a letter from the Commission dated February 29, 2008. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in Amendment No. 2 to our Annual Report on Form 10-KSB. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd., under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in June 2008 and be completed in May 2009. Under the Investment Agreement, we will form a new company under PRC laws as a wholly-owned subsidiary of Perfectenergy BVI, which new company will be capitalized with approximately $29.8 million, of which $20 million will be funded by Perfectenergy BVI as registered capital and the remainder of which will be funded by loans or other means. Science Park is to assist the new company in obtaining land use rights to the land from Science Park, for which the new company will pay Science Park approximately $2.5 million, a price that has been pre-negotiated but must be approved by the municipal government prior to entering into a final agreement. In addition to the land use right purchase, we are also obligated to spend, at a minimum, approximately $11.4 million under the investment agreement on our Science Park facility, which amount we plan to use for the construction of a manufacturing plant and additional cell production and lamination lines over the next two years. Our anticipated expenditures to construct the cell production and lamination lines at Science Park under the investment agreement are included in the amounts we anticipate spending to expand our overall cell production and lamination lines as discussed on page 10 under the “Expansion of our production capacity” under our “Description of Business.”

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

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this transition report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2008.

PERFECTENERGY INTERNATIONAL LIMITED

/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal	March 4, 2008
Wennan Li	Executive Officer) and President

/s/ Diping Zhou	Chief Accounting Officer and Treasurer	March 4, 2008
Diping Zhou

/s/ Xiaolin Zhuang	Chief Financial Officer and Secretary (Principal Financial &	March 4, 2008
Xiaolin Zhuang	Accounting Officer)

/s/ Min Fan	Director	March 4, 2008
Min Fan

/s/ Yunxia Yang	Director	March 4, 2008
Yunxia Yang

/s/ Adam Roseman	Director	March 4, 2008
Adam Roseman

/s/ Yajun Wu	Director	March 4, 2008
Yajun Wu