Form 10QSB
period 2008-01-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-03-17
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended: January 31, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 29,573,254 issued and outstanding as of January 31, 2008. See "Special Note" on page 3.

Transitional Small Business Disclosure Form (Check one):  Yes  ☐ No  ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JANUARY 31, 2008

SPECIAL NOTE

All share and per share amounts used in this Quarterly Report on Form 10-QSB for the Company reflects the 1-for-4 reverse stock split, which occurred on March 17, 2008 for corporate law purposes.

Although this reverse stock split has already occurred under Nevada corporate law, the Company advises that as of March 17, 2008, the Company’s common stock on the OTC Bulletin Board does not yet reflect this stock split. The Company’s common stock trades under the OTCBB ticker symbol, “PFEN” on a pre 1-for-4 reverse stock split basis.

The Company submitted an application to the OTCBB for a reverse stock split and new ticker symbol on March 5, 2008 in compliance with Rule 10b-17 of the Securities Exchange Act of 1934, as amended. The Company’s common stock will trade on a post 1-for-4 reverse stock basis only after it receives a new ticker symbol from the OTCBB which the Company expects to receive within the next two weeks. The Company will file a Current Report on Form 8-K disclosing the new ticker symbol at such time.

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

Such risks include, among others, the following: international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings, including without limitation, our Annual Report on Form 10-KSB/A filed on March 4, 2008.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2008 AND OCTOBER 31, 2007

ASSETS
	January 31,	October 31,
	2008	2007
	Unaudited
CURRENT ASSETS:
Cash	$5,906,729	$9,701,545
Accounts receivable	2,291,387	13,834
Other receivables	21,743	14,901
Refundable deposit	318,768	-
Inventories
Raw materials	422,402	1,941,734
Work in process	1,194,933	310,192
Finished goods	2,751,039	1,854,882
Prepayments	1,987,336	1,375,401
Deferred expenses	89,783	348,993
Deferred tax assets	25,518	75,725
Total current assets	15,009,638	15,637,207

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	3,444,187	1,866,527

OTHER ASSETS:
Advances on equipment purchase	859,462	1,169,616
Total other assets	859,462	1,169,616

Total assets	$19,313,287	$18,673,350

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other payable	$893,918	$509,077
Accrued liabilities	1,150,277	55,403
Customer deposits	1,400,906	1,348,574
Taxes payable	17,301	3,772
Total current liabilities	3,462,402	1,916,826

FAIR VALUE OF DERIVATIVE INSTRUMENTS	9,503,543	12,466,686

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized,
29,573,254 shares issued and outstanding as of January 31,
2008 and October 31, 2007, respectively	29,573	29,573
Additional paid-in capital	5,109,182	4,717,509
Statutory reserves	110,068	110,068
Retained earnings (deficits)	521,203	(759,778)
Accumulated other comprehensive income	577,316	192,466
Total shareholders' equity	6,347,342	4,289,838

Total liabilities and shareholders' equity	$19,313,287	$18,673,350

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)
	Three Months Ended
	January 31, 2008	January 31, 2007
REVENUES	$10,411,242	$1,581,756

COST OF REVENUES	9,968,590	1,452,177

GROSS PROFIT	442,652	129,579

OPERATING EXPENSES
Selling, general and administrative	1,719,787	328,021
Stock-based compensation	391,673	1,155
Research and development	31,572	-
Total operating expenses	2,143,032	329,176

LOSS FROM OPERATIONS	(1,700,380)	(199,597)

OTHER INCOME (EXPENSES)
Interest expenses and other charges	(15,290)	(11,513)
Interest income	64,784	563
Non-operating income	20,766	-
Change in fair value of derivative instruments	2,963,143	-
Total other income (expense), net	3,033,403	(10,950)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,333,023	(210,547)

PROVISION FOR INCOME TAXES
Current	-	-
Deferred	52,042	-
Total provision for income taxes	52,042	-

NET INCOME (LOSS)	1,280,981	(210,547)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	384,850	21,143

COMPREHENSIVE INCOME (LOSS)	$1,665,831	$(189,404)

EARNINGS PER SHARE
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	29,573,254	22,301,158
Diluted	31,260,378	22,301,158

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(UNAUDITED)
	Three Months Ended
	January 31, 2008	January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,280,981	$(210,547)
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Depreciation	57,235	32,824
Write-offs of inventories	62,343	20,751
Loss from disposal of equipment	-	33,610
Compensation expense for options issued to employees	391,673	1,155
Change in fair value of derivative instruments	(2,963,143)	-
Changes in assets and liabilities:
Accounts receivable	(2,229,742)	668,090
Other receivables	(6,134)	173,597
Refundable deposit	(312,150)	-
Inventories	(162,419)	300,715
Prepayments	(546,965)	(142,596)
Deferred expenses	267,090	-
Deferred tax assets	52,042	-
Accounts payable and other payable	357,506	(246,187)
Accrued liabilities	1,070,037	(12,280)
Customer deposits	-	(117,462)
Other payables - related parties	-	(22,600)
Taxes payable	13,105	(26,190)
Net cash (used in) provided by operating activities	(2,668,541)	452,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(431,339)	(42,034)
Construction in progress	(544,686)	(79,648)
Advances on equipment purchase	(207,027)	(41,005)
Net cash used in investing activities	(1,183,052)	(162,687)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	56,777	17,581

(DECREASE) INCREASE IN CASH	(3,794,816)	307,774

CASH, beginning of period	9,701,545	66,870

CASH, end of period	$5,906,729	$374,644

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)
Note 1 - Summary of Significant Accounting Policies

(a) Organization and description of business

Perfectenergy International Limited (“PFEN” or the “Company”) and its subsidiaries are principally engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems. The Company’s manufacturing and research facility is located in Shanghai, China.

(b) Basis of presentation and principles of consolidation

    The Company’s consolidated financial statements reflect the activities of the parent and its wholly owned subsidiaries, Perfectenergy International Limited (“Perfectenergy BVI”), Perfectenergy Shanghai Limited (“Perfectenergy Shanghai”), and its 100% variable interest entity (“VIE”), Perfectenergy GmbH (“Perfectenergy GmbH”). See Note 3 for additional information related to the variable interest entity.

    The accompanying consolidated financial statements are in U.S. dollars and include PFEN and all of its wholly-owned subsidiaries and variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFEN’s Form 10-KSB/A for the year ended October 31, 2007. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission (“SEC”) for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

(c) Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts can and will differ from those estimates.

(d) Financial instruments

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

(e) Cash and cash equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.

(f) Inventories

    Inventories are stated at the lower of cost or market using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company recorded write-offs of inventory totaling $62,343 and $20,751 for the three months ended January 31, 2008 and 2007, respectively. As of January 31, 2008, the Company determined that no reserves are necessary.

(g) Equipment and leasehold improvements

    Equipment and leasehold improvements are stated at cost. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset. Leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

(h) Impairment of long-lived assets

    The Company evaluates long-lived assets for impairment if an event or circumstance occurs that triggers an impairment test. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

(i) Value Added Tax

    The Company’s sales of products in the PRC are subject to a value added tax (VAT) in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products and payment of freight expenses can be used to offset the VAT due on sales of the finished product.

(j) Provision for income taxes

    The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    The Company accounts for income taxes using the asset and liability method. Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purpose of the Company. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

(k) Revenue recognition

    The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Solar cells, solar modules and photovoltaic (PV) systems product revenues are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue is recognized, net of discount and allowances, at the time of product shipment. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product and certain freight expenses. In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed. Historically, the Company has not experienced any product returns. For solar cells, solar modules and photovoltaic (PV) systems products the Company offers warranty of five years, ten years and twenty years. See further details in the following section (l) Warranty.

(l) Warranty

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

(m) Foreign currency translation

    Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end rates of exchange, and income and expenses are translated at average exchange rates during the period. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

(n) Research and development costs

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

(o) Earnings per share

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of earnings per share (“EPS”) as Basic EPS and Diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-4 reverse stock split, which occurred on March 17, 2008 for corporate law purposes.

Although this reverse stock split has already occurred under Nevada corporate law, the Company advises that as of March 17, 2008, the Company’s common stock on the OTC Bulletin Board does not yet reflect this stock split. The Company’s common stock trades under the OTCBB ticker symbol, “PFEN” on a pre 1-for-4 reverse stock split basis.

The Company submitted an application to the OTCBB for a reverse stock split and new ticker symbol on March 5, 2008 in compliance with Rule 10b-17 of the Securities Exchange Act of 1934, as amended. The Company’s common stock will trade on a post 1-for-4 reverse stock basis only after it receives a new ticker symbol from the OTCBB which the Company expects to receive within the next two weeks. The Company will file a Current Report on Form 8-K disclosing the new ticker symbol at such time.

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended January 31, 2008 and 2007.

	Three months ended January 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net income (loss) for earnings per share	$1,280,981	$(210,547)

Weighted average shares used in basic computation	29,573,254	22,301,158
Diluted effect of options and warrants	1,687,124	-
Weighted average shares used in diluted computation	31,260,378	22,301,158

Earnings per share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

At January 31, 2007, there were no outstanding options and warrants. At January 31, 2008, all outstanding options and warrants were included in the three months ended January 31, 2008 calculation of diluted earnings per share.

(p) Derivative financial instruments

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

(q) Stock-based compensation

    The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. See Note 8 for additional information related to stock-based compensation expense.

Note 2 - Recently issued accounting standards

    In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

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

    In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies that do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company as of January 1, 2008.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

    In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS No. 141R") was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Note 3 - Variable interest entity and new subsidiary

Perfectenergy GmbH

    In accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    Under an agreement between Xiaochun Haas and Perfectenergy BVI dated September 20, 2007 (“GmbH Agreement”), Perfectenergy GmbH, a German corporation was formed for marketing, installation, and other after-sales services for our PV products in European market. The GmbH Agreement supplemented an oral understanding between the parties dated August 26, 2007, on which day the parties agreed that Ms. Haas would form Perfectenergy GmbH in Germany as a private company and would become the sole shareholder and Chief Executive Officer of Perfectenergy GmbH with all expenses relating to the formation paid by the Company. Pursuant to the GmbH Agreement, Ms. Haas is to transfer her ownership in Perfectenergy GmbH to Perfectenergy BVI as soon as practicable. Perfectenergy GmbH was formed on November 9, 2007, and the parties completed the transfer of equity securities to Perfectenergy BVI in March 2008. In viewing the substance of the GmbH agreement, we have consolidated Perfectenergy GmbH’s result for the period ended January 31, 2008 into the Company as a variable interest entity although the transfer of equity securities is not completed as of January 31, 2008.

New subsidiary in China

    In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand lamination and cell production capacity. Under the Investment Agreement, Perfectenergy Solar-Tech (Shanghai) Ltd. will be established under PRC laws as a wholly-owned subsidiary of Perfectenergy BVI. The approval of this subsidiary was granted by the local government in February 2008, and the registered capital of this new subsidiary is $20 million.

Note 4 - Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following at:

	January 31,	October 31,
	2008	2007
	(Unaudited)
Leasehold Improvements	$236,918	$76,648
Transportation equipment	231,975	208,570
Machinery	1,110,211	843,939
Office equipment	103,587	66,646
Construction in progress	2,071,900	913,267
Totals	3,754,591	2,109,070
Less accumulated depreciation	310,404	242,543
Totals	$3,444,187	$1,866,527

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    Depreciation expense for the three months ended January 31, 2008 and 2007 amounted to $57,235 (unaudited) and $32,824 (unaudited), respectively

Note 5 - Major customers and suppliers

    For the three months ended January 31, 2008 and 2007, five customers accounted for approximately 94% (unaudited) and 96% (unaudited) of the Company's sales. These customers accounted for approximately 99% (unaudited) and 0% (unaudited) of the Company’s accounts receivable as of January 31, 2008 and 2007, respectively.

    For the three months ended January 31, 2008 and 2007, the Company purchased approximately 94% (unaudited) and 97% (unaudited) of their raw materials from three major suppliers. These suppliers represented 0% (unaudited) and 44% (unaudited) of the Company’s total accounts payable as of January 31, 2008 and 2007, respectively.

Note 6 - Commitments

Operating lease commitments

    The Company’s office lease is under a five year term expiring on May 31, 2011. At January 31, 2008, total future minimum lease payments under an operating lease were as follows:

Amount
Nine months ending October 31, 2008	$122,966
Year ending October 31, 2009	172,299
Year ending October 31, 2010	177,222
Year ending October 31, 2011	103,379
Thereafter	-
$575,866

    Total rent expense for the three months ended January 31, 2008 and 2007 amounted to 48,118 (unaudited) and $48,745 (unaudited), respectively.

Long term silicon supply agreements

    To assure a long-term supply, the Company entered into two three-year silicon supply agreements with two major suppliers, Tianjin Huan Ou Semiconductor Material Technology Co. Ltd. (“Tianjin Huan Ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu Jiayang”), in December 2006 covering the period from January 1, 2007 to December 31, 2009. At January 31, 2008, total future minimum purchase obligations under those two agreements were as follows:

Amount
Nine months ending October 31, 2008	$30,016,700
Year ending October 31, 2009	74,886,240
Year ending October 31, 2010	13,615,560

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    Our purchase obligations under the long-term silicon wafer supply agreement with Tianjin Huan Ou are 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009. Our purchase obligations under the long-term silicon supply contract with Chengdu Jiayang are 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009. The Company has an oral understanding with these suppliers that if there is a shortage of silicon, then these suppliers will reduce our minimum purchase obligations under the respective agreement.

Note 7 - Derivative instruments

    In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control and the change in control is deemed not to be within the Company’s control, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities, rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

    Subsequent to the last reporting date, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months ended January 31, 2008, a gain of $2,963,143 was recognized in the accompanying income statement based on the decrease in fair value since the last reporting date. At January 31, 2008, the fair value of the derivative instrument totaled $9,503,545.

    The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 70%; risk free interest rate 2.17% of the Investor Warrants and 2.22% of the Placement and Advisory Warrants; dividend yield of 0% and expected term of 2.5 years of the Investor Warrants and 3 years of the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    As of January 31, 2008, the Company has warrants as following:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, October 31, 2006	-	-	-	-
Granted	3,975,715	3,975,715	$3.68	$2.59
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2007	3,975,715	3,975,715	$3.68	$2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, January 31, 2008	3,975,715	3,975,715	$3.68	$2.05

Note 8 - Accounting for stock-based compensation

Perfectenergy BVI stock options

    On November 30, 2005, March 15, 2006, October 31, 2006 and March 21, 2007, Perfectenergy BVI issued a total of 50 options to employees of Perfectenergy BVI. Originally, approximately 30% of the options were to vest after one year, 60% after two years and 10% after three years. On March 21, 2007, Perfectenergy BVI modified the options so that all unvested amounts became fully vested on that date.

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

    On July 27, 2007, before closing the Amended Agreement (see October 31, 2007 10-KSB/A Note 1), Perfectenergy BVI entered Termination Agreements for Options with employees who were granted stock options previously and cancelled all outstanding stock options. There was no effect on the financial statements when the options were cancelled.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

PFEN stock options

    On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company set aside and reserved 1,500,000 shares of the Company’s common stock for grant and issuance pursuant to the Stock Incentive Plan. Under the Stock incentive Plan, the Company issued 1,118,059 options to the employees and the directors of the Company. 75,000 of the options vested immediately, with the 1,003,761 options vesting evenly on an annual basis over the following three years from August 8, 2007 and with the 39,298 options vesting evenly on a monthly basis over the following thirty-six months from August 8, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on our current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

    Stock-based award activity during the quarter ended January 31, 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2006	-	-	-
Granted	1,118,059	$2.80	$2,906,953
Forfeited	-	-	-
Exercised	-	-	-
Balance, October 31, 2007	1,118,059	$2.80	$3,130,565
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, January 31, 2008	1,118,059	$2.80	$2,325,562

As of January 31, 2008, approximately $3.9 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 2.52 years. As of January 31, 2008, 80,458 of the above options were exercisable.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

    Stock-based award activity for non-vested awards during the period ended January 31, 2008 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
1,118,059	$2.80	9.49	80,458	$2.80	9.49

Note 9 - Late registration penalties

    In connection with the issuance of common stock and warrants on August 8, 2008, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the common stock and warrants (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the securities declared effective by the Securities and Exchange Commission by January 5, 2008. A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the share purchase price. The registration statement was declared effective on March 5, 2008. The Company owes the investors a total of $1,079,467 as a late registration payment, which was accrued as accrued liabilities and charged to earnings during the period.

    In lieu of making a cash payment, the Company proposed to issue restricted shares of our common stock to pay for the late registration payment due for January 7, 2008 and the first 30 day period thereafter. An individual investor must agree to this proposal in order for us to make a stock payment to such investor.

Note 10 - Income taxes

    Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

    As of January 31, 2008 and October 31, 2007, no valuation allowance has been recorded related to deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

    In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s current operational results and management’s expectations, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(UNAUDITED)

Note 11 - Revenue by geographic area

    Revenues are attributed to geographic area based on the country where the final designation of the Company’s products is being shipped. The following table summarized financial information for the periods ended concerning the Company’s revenues based on geographic area:

	Three months ended January 31,
Geographic area	2008	2007
	(Unaudited)	(Unaudited)
China	$5,683,964	$854,700
Germany	19,518	-
Spain	4,707,760	727,056

Total revenues	$10,411,242	$1,581,756

Note 12 - Subsequent event

On February 1, 2008, the Company’s board of directors approved a compensation package for Mr. Xiaoling (Edward) Zhuang, our Chief Financial Officer, of stock options to purchase 125,000 of the Company’s common stock at an exercise price of $4.08 per share, to be vested during his three-year term.
On March 4, 2008, the Company’s board of directors approved a reverse stock split of the Company’s authorized shares of common stock, and a correspondingly decrease in the number of issued and outstanding shares of common stock on a one-for-four (1-for-4) basis (the “Reverse Split”). The Company filed a Certificate of Change amending its Articles of Incorporation with the Nevada Secretary of State on March 7, 2008. The Certificate of Change provided that the Reverse Split would be effective on March 17, 2008.

Although this reverse stock split has already occurred under Nevada corporate law, the Company advises that as of March 17, 2008, the Company’s common stock on the OTC Bulletin Board does not yet reflect this stock split. The Company’s common stock trades under the OTCBB ticker symbol, “PFEN” on a pre 1-for-4 reverse stock split basis.

The Company submitted an application to the OTCBB for a reverse stock split and new ticker symbol on March 5, 2008 in compliance with Rule 10b-17 of the Securities Exchange Act of 1934, as amended. The Company’s common stock will trade on a post 1-for-4 reverse stock basis only after it receives a new ticker symbol from the OTCBB which the Company expects to receive within the next two weeks. The Company will file a Current Report on Form 8-K disclosing the new ticker symbol at such time.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements under the section above titled “Financial Statements”, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Inventories constitute a majority of our current assets as reflected in our balance sheet as of January 31, 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Revenue Recognition

We derive revenue principally from sales of solar cells and modules. Revenue from product sales is generally recognized, net of estimated product return costs, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed, and recoverability is reasonably assured. Please see Note 1(k) “Revenue recognition” to our financial statements for the three months ended January 31, 2008.

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

Deferred Tax Assets

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. We do not expect a valuation allowance to be made against deferred tax assets for the three months ended January 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2008 and January 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended January 31, 2008	% of Revenues	Three Months Ended January 31, 2007	% of Revenues
REVENUES	$10,411,242	100.0%	$1,581,756	100.0%

COST OF REVENUES	9,968,590	95.7%	1,452,177	91.8%

GROSS PROFIT	442,652	4.25%	129,579	8.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,719,787	16.5%	328,021	20.7%

STOCK-BASED COMPENSATION	391,673	3.8%	1,155	0.1%

RESEARCH AND DEVELOPMENT	31,572	0.3%	-	-%

LOSS FROM OPERATIONS	(1,700,380)	(16.3)%	(199,597)	(12.6)%

OTHER INCOME/(EXPENSES)	3,033,403	29.1%	(10,950)	(0.7)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,333,023	12.8%	(210,547)	13.3%

PROVISION FOR INCOME TAXES	52,042	0.5	-	-

NET INCOME (LOSS)	1,280,981	12.3%	(210,547)	13.3%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	384,850	3.7%	21,143	1.3%

COMPREHENSIVE INCOME (LOSS)	1,665,831	16.0%	(189,404)	(12.0)%

REVENUES. Our revenues include revenues from sales of solar cells, and solar modules. During the three months ended January 31, 2008, we had revenues of $10.4 million compared to revenues of $1.6 million for the three months ended January 31, 2007, an increase of approximately 558%. This increase is attributable to the increased sales of solar cells and solar modules from expanded production facilities, which is about six times in size as big as in the same period 2007.

COST OF REVENUES. Cost of revenues for the three months ended January 31, 2008 increased to $10 million or 586%, from $1.4 Milliion for the three months ended January 31, 2007. The increase was generally in line with sales increase, it was proportional to the increase of raw material prices compared to the same period in 2007.

GROSS PROFIT. Gross profit was $0.4 million for the three months ended January 31, 2008 as compared to $0.1 million for the three months ended January 31, 2007, representing gross margins of approximately 4.25% and 8.2%, respectively. The decrease in our gross profits was mainly due to impacts of plant relocation, which generated high fixed costs in production; the other reason was attributed to the increase of raw material price, which increased by 7% compared to the same period in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1.7 million for the three months ended January 31, 2008, as compared to $0.3 million for the three months ended January 31, 2007, an increase of approximately 424%. This increase is primarily attributable to additional expenses incurred on the expanded office facilities such as rental, utilities & salary etc.; the other extra expense items including consulting, legal and related services for being a public company in the US.. In addition, the increase is also attribute to the $1,079,467 expense in related to the late registration penalties.

STOCK-BASED COMPENSATION. Stock-based compensation expenses totaled $0.39 million for the three months ended January 31, 2008, as compared to $0.001 million for the three months ended January 31, 2007, an increase of approximately 338%. This increase is mainly attributed to our stock option plan adopted in September 2007, which covers staff worked in various managerial positions in the Company.

RESEACH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $31,572 for the three months ended January 31, 2008, as compared to $0 for the three months ended January 31, 2007.

OTHER EXPENSES (INCOME). Our other expenses consisted of financial expenses and interest income. We had other income of $3.0 million for the three months ended January 31, 2008 as compared to other expenses of $10,950 for the three months ended January 31, 2007, an increase of approximately 278%. The increase in other income/(expenses) was mainly due to decrease in fair market value of our outstanding warrants.

NET INCOME. Our net income for the three months ended January 31, 2008 was $1.3 million as compared to loss of $0.2 million for the three months ended January 31, 2007. The increase in net income is attributable to additional profits generated from expanded production facilities as well as positive impact from change in the fair market value of outstanding warrants.. Our management believes that net income will continue to increase because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional solar energy product markets in Asia, Europe, and the United States. We are also making efforts to decrease our costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months ended January 31, 2008

Net cash flow used in operating activities was $2.7 million during the three months ended January 31, 2008 while net cash flow provided by operating activities was $0.5 million for the comparable period in 2007. The decrease of net cash flow provided by operating activities during the three months ended January 31, 2008 was mainly due to increase in accounts receivable and refundable deposit, additional purchases of raw materials as well as additional funds paid for prepayments as a result of expansion during the period.

Net cash flow used in investing activities was $1.2 million during the three months ended January 31, 2008 and $0.2 million during the comparable period in 2007. Uses of cash flow for investing activities included equipment purchases and costs associated with construction in progress. The increase of net cash flow used in investing activities during the three months ended January 31, 2008 was mainly due to the purchase of additional equipment and machinery.

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

Capital Resources

We have financed our operations primarily through cash flows from operations and also through proceeds of issuance of common stock. In August 2007, we also received net proceeds of $15.99 million from a private placement financing transaction. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 7 months. The proceeds from the private placement financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, for research and development expenses and for the purchase of silicon that we will need for the planned our operations. However, we cannot provide any assurances that the proceeds raised in the financing will be sufficient for the planned expansion of our operations. Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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

3.1	Articles of Incorporation (3)

3.2	Bylaws of our company (3)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (4)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (4)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008*

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

10.7	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Chengdu Jiayang Silicon Technology Inc., Ltd. (English translation) (5)

10.8	Long Term Supply Contract, among Perfectenergy Shanghai Limited and Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (English translation) (5)

10.9	Supply Contract, among Perfectenergy Shanghai Limited and Shanghai Solar Power Technology Research Center (English translation) (5)

10.10	Loan Agreement, among Zhou Diping and Perfectenergy Shanghai Limited (English translation) (4)

10.11	Form of Securities Purchase Agreement (5)

10.12	Form of Registration Rights Agreement (5)

10.13	Form of Warrant (5)

10.14	Placement Agent Agreement, among Knight Capital Markets LLC, Canaccord Adams Inc. and Canaccord Adams Ltd., and Perfectenergy International Limited, dated May 23, 2007, and subsequent amendments (5)

10.15	Letter Agreement Re: Indemnification between Knight Capital Markets LLC and Perfectenergy International Ltd. dated May 23, 2007 (5)

10.16	Premises Lease Agreement (English translation) (6)

10.17	Letter of Agreement from Company to Adam Roseman, dated August 8, 2007 (6)

10.18	Loan Agreement dated August 26, 2006, among Diping Zhou and Perfectenergy Shanghai Limited (English translation) (6)

10.19	Loan Agreement, among Fengying Zhang and Perfectenergy Shanghai Limited (English translation) (6)

10.20	Loan Agreement dated September 5, 2006, among Fengying Zhang and Perfectenergy Shanghai Limited (English translation) (6)

10.21	Loan Agreement dated March 15, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (6)

10.22	Loan Agreement dated March 16, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (6)

10.23	Loan Agreement dated March 30, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (6)

10.24	Loan Agreement dated September 5, 2006, among Wennan Li and Perfectenergy Shanghai Limited (English translation) (6)

10.25	Employment Agreement between Diping Zhou and Perfectenergy Shanghai limited (English translation) (6)

10.26	Employment Agreement between Hongbo Li and Perfectenergy Shanghai limited (English translation) (6)

10.27	Employment Agreement between Wennan Li and Perfectenergy Shanghai limited (English translation) (6)

10.28
Strategic Alliances Cooperation Agreement dated December 12, 2006 between Shanghai Shenzhou New Energy Development Co., Ltd., Tianjin Huan-Ou Semi-conduct Material Technology Co., Ltd, Perfectenergy (Shanghai) Co., Ltd, and Shanghai Solar Energy Engineering Technology Research Co., Ltd (6)

10.29	Letter of Agreement from Company to Adam Roseman, dated November 19, 2007 (7)

10.30	Letter of Agreement from Company to Adam Roseman, dated December 20, 2007 (7)

10.31	Purchasing Contract between Perfectenergy (Shanghai) Co., Ltd. and Zhejiang Sun Valley Energy Application Technology Co., Ltd. (7)

10.32	Sales Agreement between Perfectenergy (Shanghai) Co., Ltd. and Zhejiang Sun Valley Energy Application Technology Co., Ltd (English translation) (7)

10.33
Three Party Strategic Cooperation Agreement dated June 6, 2007 between Tianjin Huanou Semiconductor Material Technology Co., Ltd., Perfectenergy (Shanghai) Co., Ltd., and Shanghai Solar Science & Technology Co., Ltd. (English translation) (7)

10.34	Purchase Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Solar Science & Technology Co., Ltd. (English translation) (7)

10.35	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (7)

10.36	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (7)

10.37	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH (7)

10.38	2007 Stock Incentive Plan (7)

10.39	Agreement dated September 20, 2007 between Perfectenergy International Ltd. (BVI) and Xiaochun Haas (8)

10.40	Investment Agreement dated October 2007 between Shanghai Zizhu Science Park Development Co., Ltd. and Perfectenergy International Limited (English translation) (9)

10.41	Sales Contract dated December 20, 2007 between Sky Solar (Hong Kong) International Co., Ltd, Shanghai Forever Imp. & Exp. Co. Ltd, and Perfectenergy (Shanghai) Co., Ltd. (8)

10.42	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.43	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.44	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.45	Foreign Trade Agreement between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (English translation) (9)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on September 7, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(4)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(8)	Filed on February 19, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 3 to Registration Statement on Form SB-2) and incorporated herein by reference.

(9)	Filed on February 28, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 4 to Registration Statement on Form SB-2) and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: March 17, 2008	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer