Form 10-Q
period 2008-04-30
PERFECTENERGY INTERNATIONAL LTD
filed 2008-06-16
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 29,626,916 issued and outstanding as of June 13, 2008.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 30, 2008

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for the Company, other than statements of historical facts, that address future activities, events, or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2008 AND OCTOBER 31, 2007

	April 30,	October 31,
	2008	2007
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$4,856,432	$9,701,545
Accounts receivable	1,291,596	13,834
Other receivables	63,703	-
Refundable deposit	350,575	14,901
Inventories
Raw materials	2,227,913	1,941,734
Work in process	2,084,220	310,192
Finished goods	2,291,829	1,854,882
Prepayments	2,502,646	1,375,401
Deferred expenses	914,833	348,993
Deferred tax assets	-	75,725
Total current assets	16,583,747	15,637,207

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	4,300,184	1,866,527

OTHER ASSETS:
Advances on equipment purchases	2,329,176	1,169,616

Total assets	$23,213,107	$18,673,350

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other payable	$2,566,947	$509,077
Accrued liabilities	858,490	55,403
Customer deposits	2,685,655	1,348,574
Taxes payable	479,761	3,772
Total current liabilities	6,590,853	1,916,826

FAIR VALUE OF DERIVATIVE INSTRUMENTS	4,188,812	12,466,686

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 and 29,575,761 shares issued and outstanding as of April 30, 2008 and October 31, 2007, respectively	29,627	29,576
Additional paid-in capital	5,689,268	4,717,506
Statutory reserves	110,068	110,068
Retained earnings (deficit)	5,554,935	(759,778)
Accumulated other comprehensive income	1,049,544	192,466
Total shareholders' equity	12,433,442	4,289,838

Total liabilities and shareholders' equity	$23,213,107	$18,673,350

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
REVENUES	$12,977,830	$530,866	$23,389,072	$2,112,622

COST OF REVENUES	11,714,147	529,579	21,682,737	1,981,756

GROSS PROFIT	1,263,683	1,287	1,706,335	130,866

OPERATING EXPENSES
Selling, general and administrative	974,711	209,837	2,694,498	537,858
Stock-based compensation	386,770	3,400	778,443	4,555
Research and development	71,217	-	102,789	-
Total operating expenses	1,432,698	213,237	3,575,730	542,413

LOSS FROM OPERATIONS	(169,015)	(211,950)	(1,869,395)	(411,547)

OTHER INCOME (EXPENSES)
Interest expense and other charges	(17,253)	398	(32,543)	(11,115)
Interest income	3,924	539	68,708	1,102
Non-operating income	19,781	-	45,120	-
Non-operating expense	(32,203)	(147)	(36,776)	(147)
Change in fair value of derivative instruments	5,314,731	-	8,277,874	-
Total other income (expense), net	5,288,980	790	8,322,383	(10,160)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,119,965	(211,160)	6,452,988	(421,707)

PROVISION FOR INCOME TAXES	86,233	-	138,275	-

NET INCOME (LOSS)	5,033,732	(211,160)	6,314,713	(421,707)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	472,228	40,258	857,078	61,401

COMPREHENSIVE INCOME (LOSS)	$5,505,960	$(170,902)	$7,171,791	$(360,306)

EARNINGS PER SHARE
Basic	$0.17	$(0.01)	$0.21	$(0.02)
Diluted	$0.17	$(0.01)	$0.21	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	29,604,210	22,301,158	29,589,829	22,301,158
Diluted	29,702,148	22,301,158	30,579,277	22,301,158

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED APRIL 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended
	April 30, 2008	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,314,713	$(421,707)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	131,757	97,515
Inventory write-off	79,851	20,868
Loss from disposal of equipment	-	33,799
Compensation expense for options issued to employees	778,443	4,555
Change in fair value of derivative instruments	(8,277,874)	-
Late registration penalties	1,079,467	-
Changes in assets and liabilities:
Accounts receivable	(1,234,069)	351,308
Other receivables	(269,209)	181,610
Refundable deposit	(334,629)	-
Inventories	(2,215,191)	348,163
Prepayments	(1,001,516)	60,030
Deferred expenses	(520,308)	(9,897)
Deferred tax assets	78,455	-
Accounts payable and other payable	2,184,542	(243,912)
Accrued liabilities	78,535	1,537
Customer deposits	1,200,859	46,954
Taxes payable	457,208	(33,885)
Net cash (used in) provided by operating activities	(1,468,966)	436,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(514,077)	(46,079)
Construction in progress	(1,846,693)	(96,728)
Advances on equipment purchases	(1,043,173)	(49,779)
Net cash used in investing activities	(3,403,943)	(192,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,250	-
Borrowings from shareholders and officers	-	32,348
Payments on shareholders and officers loan	-	(256,937)
Payment on late registration penalties	(194,316)	-
Net cash used in financing activities	(168,066)	(224,589)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	195,862	1,810

(DECREASE) INCREASE IN CASH	(4,845,113)	21,573

CASH, beginning of period	9,701,545	66,870

CASH, end of period	$4,856,432	$88,443

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

(a) Organization and description of business

PERFECTENERGY INTERNATIONAL LTD. (“PFGY” or “the Company”) AND SUBSIDIARIES is principally engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems. The Company’s manufacturing and research facility is located in Shanghai, China.

The Company was incorporated in the State of Nevada on February 25, 2005 under the name of Crestview Development Corporation. On April 16, 2007, the Company changed its name to Perfectenergy International Ltd. The Company, through its subsidiaries, is engaged in the research, development, manufacturing and sale of solar cell, solar module and photovoltaic systems.

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

Perfectenergy Shanghai Limited (hereinafter known as “Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005 with a registered capital of $9,210,635 (RMB 70,000,000) and Perfectenergy BVI is the 100% shareholder.

(b) Basis of presentation and principles of consolidation

The consolidated financial statements of Perfectenergy International Ltd. and subsidiaries reflect the activities of the parent and its wholly owned subsidiaries, Perfectenergy International Limited (“Perfectenergy BVI”), Perfectenergy Shanghai Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”) and Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”).

The accompanying consolidated financial statements are in U.S. dollars and include PFGY and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFGY’s Form 10-KSB/A for the year ended October 31, 2007. The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements. Management must apply significant judgment. Among the factors, but not fully inclusive of all factors that may be considered by management are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
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

(f) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company recorded write-offs of inventory totaling $79,851 and $20,868 for the six months ended April 30, 2008 and 2007, respectively, and $17,508 and $0 for the three months ended April 30, 2008, and 2007. As of April 30, 2008, the Company determined that no reserves are necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Estimated useful lives of the assets are as follows:

Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5 years
Office equipment	5 years

(h) Impairment of long-lived assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows, related to long-lived assets, is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

(i) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (VAT) in accordance with tax laws. The value added tax applied is 17% in China and 19% in Germany, respectively, of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished product. As of April 30 2008, VAT on purchase is higher than VAT on sales resulting in deferred assets that can be used to offset future VAT on sales. The Company recorded debit balance of VAT of $914,833 including $442,979 (China) and $471,854 (Germany) as deferred expense.

(j) Provision for income taxes

Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

The Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

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

(k) Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Solar cells, solar modules and photovoltaic (PV) systems product revenues are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue is recognized, net of discount and allowances, at the time of product shipment. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed. Historically, the Company has not experienced any product returns. For Solar cells, solar modules and photovoltaic (PV) systems products the Company offers warranty of five years, ten years and twenty years. See further details in the following section (l) Warranty.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

(m) Foreign currency translation

Assets and liabilities of the Company’s Chinese subsidiaries at April 30, 2008 were translated at 6.97 RMB to $1.00 USD as compared to 7.46 RMB to $1.00 USD at October 31, 2007. Assets and liabilities of the Company’s German subsidiary at April 30, 2008 were translated at 0.64 EUR to $1.00 USD. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the six month ended April 30, 2008 and 2007 were 7.20 RMB and 7.77 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended April 2008 and 2007 were 7.07 RMB and 7.73 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s German subsidiary for the six month ended April 30, 2008 were 0.67 EUR, and for the three months ended April 2008 were 0.65 EUR. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

(o) Earnings per share

SFAS No. 128, "Earnings per Share", requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the three months and six months ended April 30, 2008 and 2007.

	Three months ended April 30,		Six months ended April 30,
	2008	2007	2008	2007
	(Unaudited)
Net income (Loss) for basic earnings per share	$5,033,732	$(211,160)	$6,314,713	$(421,707)

Weighted average shares used in basic computation	29,604,210	22,301,158	29,589,829	22,301,158
Diluted effect of options and warrants	97,938	-	989,448	-
Weighted average shares used in diluted computation	29,702,148	22,301,158	30,579,277	22,301,158

Weighted Average Earnings per share
Basic	$0.17	$(0.01)	$0.21	$(0.02)
Diluted	$0.17	$(0.01)	$0.21	$(0.02)

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

At April 30, 2007, there were no outstanding options and warrants. For the three months ended April 30, 2008, outstanding options and warrants of 534,348 were included in calculation of diluted EPS which resulted in additional weighted average common stock equivalents of 97,938. 3,515,714 outstanding warrants were excluded from the diluted EPS calculation as they are anti-dilutive. For the six months ended April 30, 2008, all outstanding options and warrants were included in the calculation of diluted EPS, and resulted in additional weighted average common stock equivalents of 989,448.

(p) Derivative financial instruments

The Company determines the classification of all debt and equity pursuant to the terms of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Often, the terms of various agreements result in liability accounting for equity instruments that must be marked to market each reporting period with the change in fair value recorded in other income and expenses.

(q) Stock-based compensation

The Company records and reports stock based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. (EITF) 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. See Note 8 for additional information related to stock-based compensation expense.

Note 2 - Recently issued accounting standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

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

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Note 3 – New subsidiaries

Perfectenergy GmbH

Under an agreement between Xiaochun Haas and Perfectenergy BVI dated September 20, 2007 (“GmbH Agreement”), Perfectenergy GmbH, a German corporation was formed for marketing, installation, and other after-sales services for our PV products in European market. The GmbH Agreement supplemented an oral understanding between the parties dated August 26, 2007, on which day the parties agreed that Ms. Haas would form Perfectenergy GmbH in Germany as a private company and would become the sole shareholder and Chief Executive Officer of Perfectenergy GmbH with all expenses relating to the formation paid by the Company. Pursuant to the GmbH Agreement, Ms. Haas was to transfer her ownership in Perfectenergy GmbH to Perfectenergy BVI as soon as practicable. Perfectenergy GmbH was formed on November 9, 2007, and the parties completed the transfer of Perfectenergy GmbH’s equity securities to Perfectenergy BVI in March 2008. As of April 30, 2008, Perfectenergy GmbH is mainly engaged in marketing and selling the Company's PV products to customers in European countries.

Perfectenergy Solar-Tech (Shanghai) Ltd.

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand lamination and cell production capacity. Under the Investment Agreement, Perfectenergy Solar-Tech (Shanghai) Ltd. will be established under PRC laws as a wholly-owned subsidiary of Perfectenergy BVI. The approval of this subsidiary was granted by the local government in February 2008. As of April 30, 2008, this subsidiary was still in the pre-operating stage.

Note 4 – Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following at:

	April 30,	October 31,
	2008	2007
	(Unaudited)
Leasehold Improvements	$244,067	$76,648
Transportation equipment	270,075	208,570
Machinery	1,562,183	843,939
Office equipment	116,565	66,646
Construction in progress	2,502,963	913,267
Totals	4,695,853	2,109,070
Less accumulated depreciation	395,669	242,543
Totals	$4,300,184	$1,866,527

Depreciation expense for the three months ended April 30, 2008 and 2007 amounted to $74,522 (unaudited) and $64,691(unaudited), and six months ended April 30, 2008 and 2007 amounted to $131,757 (unaudited) and $97,515 (unaudited) respectively

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Note 5 – Major customers and suppliers

For the three months ended April 30, 2008 and 2007, five customers accounted for approximately 92% (unaudited) and 90% (unaudited) of the Company's sales, these customers accounted for approximately 98.52% (unaudited) and 99.52% (unaudited) of the Company’s accounts receivable as of April 30, 2008 and 2007, respectively. For the six months ended April 30, 2008 and 2007, six customers accounted for approximately 90% (unaudited) and 94% (unaudited) of the Company's sales, these customers accounted for approximately 98.52% (unaudited) and 99.52% (unaudited) of the Company’s accounts receivable as of April 30, 2008 and 2007, respectively.

For the three months ended April 30, 2008 and 2007, the Company purchased approximately 90% (unaudited) and 78% (unaudited) of their raw materials from three major suppliers. These suppliers represented 0% (unaudited) and 45% (unaudited) of the Company’s total accounts payable as of April 30, 2008 and 2007, respectively. For the six months ended April 30, 2008 and 2007, the Company purchased approximately 92% (unaudited) and 91% (unaudited) of their raw materials from three major suppliers. These suppliers represented 0% (unaudited) and 58.48% (unaudited) of the Company’s total accounts payable as of April 30, 2008 and 2007, respectively.

Note 6 – Commitments

Operating lease commitments

The Company’s office lease for Perfectenergy Shanghai is under a five year term expiring May 31, 2011. The Company entered into a 3 year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (or EUR 1,452). The Company entered into a 2 year workshop lease for Perfectenergy Solar-Tech (Shanghai) Ltd expiring March 14, 2010 with a monthly rent of $5,553 (or RMB 40,000). At April 30, 2008, total future minimum lease payments under an operating lease were as follows:

Amount
Six months ending October 31, 2008	$139,543
Year ending October 31, 2009	284,821
Year ending October 31, 2010	253,258
Year ending October 31, 2011	112,917
Thereafter	-
$790,539

Total rent expense for the three months ended April 30, 2008 and 2007 amounted to $52,822 (unaudited) and $38,484 (unaudited), and six months ended April 30,2008 and 2007 amounted to $100,940 (unaudited) and $ 87,229 (unaudited) respectively.

Note 7 – Derivative instruments

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months and six months ended April 30, 2008, gains of $5,314,731 and $8,277,874 were recognized in the accompanying income statements based on the decrease in fair value since the last reporting date, respectively. At April 30, 2008, the fair value of the derivative instrument totaled $4,188,812.

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 70%; risk free interest rate 2.29% of the Investor Warrants, the Placement, and Advisory Warrants; dividend yield of 0% and expected term of 1.77 years of the Investor Warrants and 2.27 years of the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

As of April 30, 2008, the Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31, 2006	-	-	-	-
Granted	3,975,714	3,975,714	$3.68	2.59
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, April 30, 2008 (unaudited)	3,975,714	3,975,714	$3.68	1.86

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Note 8 – Accounting for stock-based compensation

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

On July 27, 2007, Perfectenergy BVI entered Termination Agreements for Options with employees who were granted stock options previously and cancelled all outstanding stock options. There was no effect on the financial statements when the options were cancelled.

PFGY stock options

On September 5, 2007, the Company adopted “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company reserved 1,500,000 shares of the Company’s common stock pursuant to the Stock Incentive Plan. Under the Stock Incentive Plan, the Company issued 1,118,059 options to the employees and the directors of the Company. 75,000 of the options vested immediately, with the 1,003,761 options vesting evenly on an annual basis over the following three years from August 8, 2007 and with the 39,298 options vesting evenly on a monthly basis over the following thirty-six months from August 8, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%.

On February 1, 2008, the Company issued 125,000 options to the Company’s CFO. All options vest evenly on an annual basis over the following three years from the date of grant. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices of the instruments and using an average risk-free rate of 2.36%.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

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

Stock-based award activity during the quarter ended April 30, 2008 was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2006	-	-	-
Granted	1,118,059	$2.80	$2,906,953
Forfeited	-	-	-
Exercised	-	-	-
Balance, October 31, 2007	1,118,059	$2.80	$3,130,565
Granted	125,000	4.08	90,000
Forfeited	(25,000)	2.80	-
Exercised	(9,375)	2.80	-
Balance, April 30, 2008 (unaudited)	1,208,684	$2.93	$275,126

As of April 30, 2008, approximately $3.75 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 2.27 years. As of April 30, 2008, 74,357 of the outstanding options were exercisable.

Stock-based award as of April 30, 2008 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,684	$2.80	9.28	74,357	$2.80	9.28
125,000	$4.08	4.75	-	-	-

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

Note 9 – Late registration penalties

In connection with the issuance of common stock and warrants on August 8, 2008, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the common stock and warrants (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the Securities and Exchange Commission by January 5, 2008. A late registration entitles the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the share purchase price. The registration statement was declared effective on March 5, 2008. The Company owes the investors a total of $1,079,467 as a late registration payment and was accrued as accrued liabilities and charged to earnings during the period.

In lieu of making cash payments, the Company offered to issue restricted common stock to pay for the late registration payment at a valuation of $4.00 per share for the first 30 days. Each individual investor will need to agree to this proposal in order to execute an agreement. As of April 30, 2008, the Company paid $194,316 to the shareholders and issued 41,780 shares for settlement. The settlement of such liabilities is still in progress.

Note 10 – Income taxes

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

The Company’s subsidiary, Perfectenergy Shanghai was established on July 8, 2005 as a wholly owned subsidiary of the Company, a foreign enterprise. Therefore, the Company was granted income tax exempt for the years ended December 31, 2006, and 2005 and is also entitled to a 50% deduction of the income tax rate of 33% which is a rate of 18% from January 2007 to December 31, 2009.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of April 30:

	Three months ended		Six months ended
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0	33.0
China income tax exemption	(15.0)	(15.0)	(15.0)	(15.0)
Effective income tax rates	18.0%	18.0%	18.0%	18.0%

Note 11 – Revenue by geographic area

Revenues are attributed to geographic areas based where the final destination of the Company’s products is shipped. The following table summarizes financial information for the Company’s revenues based on geographic area:

	Three months ended April 30,		Six months ended April 30,
Geographic area	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$402,672	$530,886	$6,075,800	$1,385,566
Germany	7,166,824	-	7,197,926	-
Spain	5,408,334	-	10,115,346	727,056
Total revenues	$12,977,830	$530,886	$23,389,072	$2,112,622

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included above. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Information and Plan of Operations sections in this Quarterly Report on Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Perfectenergy International Limited, a Nevada corporation (“Perfectenergy Nevada” or the “Company”), was originally incorporated on February 25, 2005 in the State of Nevada under its former name “Crestview Development Corporation.” As of July 31, 2007, and immediately prior to the share exchange transaction described below, we were an exploration stage company with nominal assets and no revenues, and we had been engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.

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

While our significant accounting policies are described in Note 1 to our financial statements under the section above titled “Financial Statements”, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Inventories constitute a majority of our current assets as reflected in our balance sheet as of April 30, 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Revenue Recognition

We derive revenue principally from sales of solar cells and modules. Revenue from product sales is generally recognized, net of estimated product return costs, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed, and recoverability is reasonably assured. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Solar cells, solar modules and photovoltaic (PV) systems product revenues are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed. Historically, the Company has not experienced any product returns. For Solar cells, solar modules and photovoltaic (PV) systems products the Company offers warranty of five years, ten years and twenty years. The Company will determine its sales recognition policy on service activities once the Company has service income from the customers.

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

Research and Development

Research and development expense include salaries, consulting fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as incurred as they do not directly related to any particular licensee, licensee agreement or licenses fee.

Deferred Tax Assets

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. We do not expect a valuation allowance to be made against deferred tax assets for the six months ended April 30, 2008.

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

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2008 and April 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended April 30, 2008	% of Revenues	Three Months Ended April 30, 2007	% of Revenues
REVENUES	$12,977,830	100.0%	$530,866	100.0%

COST OF REVENUES	11,714,147	90.3%	529,579	99.8%

GROSS PROFIT	1,263,683	9.7%	1,287	0.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	974,711	7.5%	209,837	39.5%

STOCK-BASED COMPENSATION	386,770	3.0%	3,400	0.6%

RESEARCH AND DEVELOPMENT	71,217	0.5%	-	-%

LOSS FROM OPERATIONS	(169,015)	(1.3)%	(211,950)	(39.9)%

OTHER INCOME	5,288,980	40.8%	790	0.1%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,119,965	39.5%	(211,160)	(39.8)%

PROVISION FOR INCOME TAXES	86,233	0.7%	-	-

NET INCOME (LOSS)	5,033,732	38.8%	(211,160)	(39.8)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	472,228	3.6%	40,258	7.6%

COMPREHENSIVE INCOME (LOSS)	5,505,960	42.4%	(170,902)	(32.2)%

REVENUES. Our revenues include revenues from sales of solar cells and solar modules. During the three months ended April 30, 2008, we had revenues of approximately $13.0 million compared to revenues of $0.5 million for the three months ended April 30, 2007, an increase of approximately 2,345%. This increase is primarily attributable to the increased sales of our solar cells and solar modules from our expanded production facilities, which are about six times larger than they were during the same period in 2007.

COST OF REVENUES. Cost of revenues for the three months ended April 30, 2008 increased to $11.7 million or 2,112%, from $0.5 million for the three months ended April 30, 2007. The increase was generally in line with our increased sales as compared to the same period in 2007.

GROSS PROFIT. Gross profit was $1.3 million for the three months ended April 30, 2008 as compared to $1.3 thousand for the three months ended April 30, 2007, representing gross margins of approximately 9.7% and 0.2%, respectively. The increase in our gross profits was mainly due to increased average selling price of our PV module products and our increased use of self-manufactured PV cells in our production of our solar module products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1.0 million for the three months ended April 30, 2008, as compared to $0.2 million for the three months ended April 30, 2007, an increase of approximately 365%. This increase is primarily attributable to sales related expenses such as transportation costs, and additional expenses incurred for the expansion of our office facilities and hiring of new employees, including expenses such as rental, utilities and for salaries. Other extra expense items include those paid for consulting, legal and related services for being a public company in the U.S.

STOCK-BASED COMPENSATION. Stock-based compensation expenses totaled $0.39 million for the three months ended April 30, 2008, as compared to $3.4 thousand for the three months ended April 30, 2007. This increase is mainly attributed to the increase in our issuances of options to our employees under our stock option plan adopted in September 2007, which covers certain qualified employees working in various managerial positions in the Company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $71,217 for the three months ended April 30, 2008, as compared to $0 for the three months ended April 30, 2007. The increase is mainly due to testing materials used on new types of products during the quarter.

OTHER INCOME. Our other income consisted of non-operating income, interest income and change in fair value of derivative instruments. We had other income of $5.3 million for the three months ended April 30, 2008 as compared to other income of $790 for the three months ended April 30, 2007. The increase in other income was mainly due to a decrease in fair market value of our outstanding warrants.

NET INCOME. Our net income for the three months ended April 30, 2008 was $5.0 million as compared to loss of $0.2 million for the three months ended April 30, 2007. The increase in net income is attributable to additional profits generated from expanded production facilities as well as the positive impact from the change in the fair market value of outstanding warrants. Our management believes that net income will continue to increase because we plan to continue improving our current products, begin introducing new products, and we believe that we will be expanding our sales into additional solar energy product markets in Asia, Europe, and the United States. We are also making efforts to decrease our costs.

Comparison of Six Months Ended April 30, 2008 and April 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months Ended April 30, 2008	% of Revenues	Six Months Ended April 30, 2007	% of Revenues
REVENUES	$23,389,072	100.0%	$2,112,622	100.0%

COST OF REVENUES	21,682,737	92.7%	1,981,756	93.8%

GROSS PROFIT	1,706,335	7.3%	130,866	6.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,694,498	11.5%	537,858	25.5%

STOCK-BASED COMPENSATION	778,443	3.3%	4,555	0.2%

RESEARCH AND DEVELOPMENT	102,789	0.4%	-	-%

LOSS FROM OPERATIONS	(1,869,395)	(8.0)%	(411,547)	(19.5)%

OTHER INCOME/(EXPENSES)	8,322,383	35.6%	(10,160)	(0.5)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,452,988	27.6%	(421,707)	(20.0)%

PROVISION FOR INCOME TAXES	138,275	0.6%	-	-%

NET INCOME (LOSS)	6,314,713	27.0%	(421,707)	(20.0)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	857,078	3.7%	61,401	2.9%

COMPREHENSIVE INCOME (LOSS)	7,171,791	30.7%	(360,306)	(17.1)%

REVENUES. Our revenues include revenues from sales of solar cells, and solar modules. During the six months ended April 30, 2008, we had revenues of $23.4 million compared to revenues of $2.1 million for the six months ended April 30, 2007, an increase of approximately 1,007%. This increase is primarily attributable to increased sales of our solar cells and solar modules produced in our expanded production facilities, which are about six times larger in size than they were during the same period in 2007. In addition, this increase also occurred because we sold more of our higher margin solar modules products as compared to sales of our lower margin solar cells and other products during the six months ended April 30, 2008.

COST OF REVENUES. Cost of revenues for the six months ended April 30, 2008 increased to $21.7 million or 994% from $2.0 million for the six months ended April 30, 2007. The increase was generally in line with our increased sales, and it was proportional to the increase of raw material prices as compared to the same period in 2007.

GROSS PROFIT. Gross profit was $1.7 million for the six months ended April 30, 2008 as compared to $0.1 million for the six months ended April 30, 2007, representing gross margins of approximately 7.3% and 6.2%, respectively. The increase in our gross profits was mainly due to economy of scales achieved in our production as well as increased sales of higher margin products (i.e. PV modules) that were sold during the period as compared to sales during the same period in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $2.7 million for the six months ended April 30, 2008, as compared to $0.5 million for the six months ended January 31, 2007, an increase of approximately 400%. This increase is primarily attributable to additional expenses incurred in connection with the expanded office facilities and the hiring of new employees, such as rents, utilities and salary expenses. Other extra expense items include those paid for consulting, legal and related services for being a public company in the U.S.

STOCK-BASED COMPENSATION. Stock-based compensation expenses totaled $0.78 million for the six months ended April 30, 2008, as compared to $4.5 thousand for the six months ended April 30, 2007, an increase of approximately 170%. This increase is mainly attributed to an increase in issuances under our stock option plan adopted in September 2007, which covers certain qualified employees working in various managerial positions in the Company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $102,789 for the six months ended April 30, 2008, as compared to $0 for the six months ended April 30, 2007. The increase is mainly due to testing materials used on new types of products during the period.

OTHER INCOME. Our other income consisted of non-operating income, interest income and change in fair value of derivative instruments. We had other income of $8.3 million for the six months ended April 30, 2008 as compared to other expenses of $10,160 for the six months ended April 30, 2007, an increase of approximately 820%. The increase in other income was mainly due to a decrease in the fair market value of our outstanding warrants.

NET INCOME. Our net income for the six months ended April 30, 2008 was $6.3 million as compared to loss of $0.4 million for the six months ended April 30, 2007. The increase in net income is attributable to additional profits generated from expanded production facilities as well as the positive impact from a change in the fair market value of outstanding warrants. Our management believes that net income will continue to increase because we plan to continue improving our current production capacity, begin introducing new products, and we believe that we will be expanding our sales into additional solar energy product markets in Asia, Europe, and the United States. We are also making efforts to further increase our use of our self-manufactured PV cells in our solar module products, and to better control our costs by vertical integration of value chain activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six Months ended April 30, 2008

Net cash flow used in operating activities was $1.5 million during the six months ended April 30, 2008 while net cash inflow by operating activities was $0.4 million for the comparable period in 2007. The decrease of net cash flow provided by operating activities during the six months ended April 30, 2008 was mainly due to increases in accounts receivable and refundable deposits, additional purchases of raw materials, as well as additional funds paid for prepayments as a result of expansion during the period.

Net cash flow used in investing activities was $3.4 million during the six months ended April 30, 2008 and $0.2 million during the comparable period in 2007. Uses of cash flow for investing activities included equipment purchases and costs associated with construction in progress. The increase of net cash flow used in investing activities during the six months ended April 30, 2008 was mainly due to the purchase of additional equipment and machinery as a result of our continued expansion on existing production facilities.

Net cash flow used in financing activities was $0.17 million during the six months ended April 30, 2008 while net cash outflow by financing activities was $0.22 million for the comparable period in 2007. The decrease of net cash flow provided by financing activities during the six months ended April 30, 2008 was mainly due to payment of outstanding payables to investors, which was caused by penalty payments the Company was required to pay investors because the Company was unable to timely meet registration statement effectiveness deadlines under the financing agreements reached with these investors.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd., under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in September 2008 and be completed in May 2009. We expect to fund this expansion with our existing working capital and additional private financing. These planned expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise more equity capital.

Capital Resources

We have financed our operations primarily through cash flows from operations and also through proceeds of issuance of common stock. In August 2007, we also received net proceeds of $15.99 million from a private placement financing transaction. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 5 months. The proceeds from the private placement financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, for research and development expenses and for the purchase of silicon that we will need for the planned our operations. However, we cannot provide any assurances that the proceeds raised in the financing will be sufficient for the planned expansion of our operations. Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 4.	Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended April 30, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description
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

3.1	Articles of Incorporation (3)

3.2	Bylaws of our company (3)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (4)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (4)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (10)

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

10.34	Purchase Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Solar Science & Technology Co., Ltd. (English translation) (7)

10.35	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (7)

10.36	Product Supply Agreement between Perfectenergy (Shanghai) Co., Ltd. and Shanghai Zhiqin Silicon Electronic Technology Co., Ltd. (English translation) (7)

10.37	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH (7)

10.38	2007 Stock Incentive Plan (7)

10.39	Agreement dated September 20, 2007 between Perfectenergy International Ltd. (BVI) and Xiaochun Haas (8)

10.40	Investment Agreement dated October 2007 between Shanghai Zizhu Science Park Development Co., Ltd. and Perfectenergy International Limited (English translation) (9)

10.41	Sales Contract dated December 20, 2007 between Sky Solar (Hong Kong) International Co., Ltd, Shanghai Forever Imp. & Exp. Co. Ltd, and Perfectenergy (Shanghai) Co., Ltd. (8)

10.42	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.43	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.44	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (9)

10.45	Foreign Trade Agreement between Isofoton and Perfectenergy (Shanghai) Co., Ltd. dated October 11, 2007 (English translation) (9)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on September 7, 2007 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(4)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(8)	Filed on February 19, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 3 to Registration Statement on Form SB-2) and incorporated herein by reference.

(9)	Filed on February 28, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 4 to Registration Statement on Form SB-2) and incorporated herein by reference.

(10)	Filed on March 21, 2008 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited

Date: June 16, 2008	By:	/s/ Wennna Li
Wennan Li
Chief Executive Officer