Form 10-Q
period 2008-07-31
PERFECTENERGY INTERNATIONAL LTD
filed 2008-09-15
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 29,626,916 issued and outstanding as of July 31, 2008.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 31, 2008

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of July 31, 2008 (unaudited) and October 31, 2007	4
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended July 31, 2008 and 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2008 and 2007 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28-31
Signatures		32
Exhibits

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means Perfectenergy International Limited, a Nevada corporation, and its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2008 AND OCTOBER 31, 2007

ASSETS

	July 31,	October 31,
	2008	2007
	Unaudited
CURRENT ASSETS:
Cash	$5,148,593	$9,701,545
Accounts receivable	3,107,553	13,834
Other receivables and refundable deposit	276,582	14,901
Inventories
Raw materials	1,918,527	1,941,734
Work in process	1,717,372	310,192
Finished goods	1,768,555	1,854,882
Prepayments	10,071,998	1,375,401
Deferred expenses	-	348,993
Deferred tax assets	-	75,725
Total current assets	24,009,180	15,637,207

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	6,458,745	1,866,527

OTHER ASSETS:
Advances on equipment purchases	1,561,874	1,169,616

Total assets	$32,029,799	$18,673,350

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and other payable	$7,293,192	$509,077
Accrued liabilities	981,633	55,403
Customer deposits	6,417,912	1,348,574
Taxes payable	60,469	3,772
Total current liabilities	14,753,206	1,916,826

FAIR VALUE OF DERIVATIVE INSTRUMENTS	1,531,430	12,466,686

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 and 29,575,761 shares issued and outstanding as of July 31, 2008
and October 31, 2007, respectively	29,627	29,576
Additional paid-in capital	6,099,586	4,717,506
Statutory reserves	110,068	110,068
Retained earnings (deficit)	8,088,422	(759,778)
Accumulated other comprehensive income	1,417,460	192,466
Total shareholders' equity	15,745,163	4,289,838

Total liabilities and shareholders' equity	$32,029,799	$18,673,350

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
REVENUES	$17,699,289	$3,677,138	$41,088,361	$5,789,760

COST OF REVENUES	16,416,328	3,583,483	38,099,065	5,565,239

GROSS PROFIT	1,282,961	93,655	2,989,296	224,521

OPERATING EXPENSES
Selling, general and administrative	1,265,404	171,236	4,738,345	713,649
Research and development	42,605	33,321	145,394	33,321
Total operating expenses	1,308,009	204,557	4,883,739	746,970

LOSS FROM OPERATIONS	(25,048)	(110,902)	(1,894,443)	(522,449)

OTHER INCOME (EXPENSES)
Interest expense and other charges	(3,030)	(360)	(35,573)	(11,475)
Interest income	6,514	1,175	75,222	2,277
Non-operating income	464	-	21,482	-
Non-operating expense	(51,491)	-	(64,165)	(147)
Change in fair value of derivative instruments	2,657,382	-	10,935,256	-
Total other income (expense), net	2,609,839	815	10,932,222	(9,345)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,584,791	(110,087)	9,037,779	(531,794)

PROVISION FOR INCOME TAXES	51,305	-	189,580	-

NET INCOME (LOSS)	2,533,486	(110,087)	8,848,199	(531,794)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	367,916	44,427	1,224,994	105,828

COMPREHENSIVE INCOME (LOSS)	$2,901,402	$(65,660)	$10,073,193	$(425,966)

EARNINGS PER SHARE
Basic	$0.09	$(0.01)	$0.30	$(0.02)
Diluted	$0.09	$(0.01)	$0.29	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	29,626,916	22,301,158	29,603,019	22,301,158
Diluted	29,626,916	22,301,158	30,043,171	22,301,158

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended
	July 31, 2008	July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,848,199	$(531,794)
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	239,439	110,928
Inventory write-off	88,780	21,004
Loss from disposal of equipment	-	34,020
Compensation expense for options issued to employees	1,188,755	4,555
Change in fair value of derivative instruments	(10,935,256)	-
Late registration penalties	1,079,467	-
Changes in assets and liabilities:
Accounts receivable	(2,972,632)	(212,294)
Other receivables and refundable deposit	(250,286)	9,453
Inventories	(973,032)	(450,503)
Prepayments	(8,256,732)	46,953
Deferred expenses	367,015	(9,962)
Deferred tax assets	79,636	-
Accounts payable and other payable	6,490,816	(184,749)
Accrued liabilities	391,325	(26,869)
Customer deposits	4,781,733	1,731,056
Taxes payable	54,579	(109,218)
Net cash provided by operating activities	221,806	432,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and construction in progress	(4,485,609)	(217,431)
Advances on equipment purchases	(271,342)	-
Net cash used in investing activities	(4,756,951)	(217,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,250	-
Borrowings from shareholders and officers	-	32,375
Payments on shareholders and officers loan	-	(231,805)
Payment on late registration penalties	(390,738)	-
Net cash used in financing activities	(364,488)	(199,430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	346,681	1,671

(DECREASE) INCREASE IN CASH	(4,552,952)	17,390

CASH, beginning of period	9,701,545	66,870

CASH, end of period	$5,148,593	$84,260

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

 Note 1 - Summary of Significant Accounting Policies

(a) Organization and Description of Business

Perfectenergy International Limited (“PFGY” or “the Company”), through its subsidiaries, is principally engaged in the research, development, manufacturing and sale of solar cells, solar modules and photovoltaic (“PV”) systems. The Company’s manufacturing and research facility is located in Shanghai, China, and sales and service offices are located in Shanghai, China and in Germany.

The Company was incorporated in the State of Nevada on February 25, 2005 under the name of Crestview Development Corporation. On April 16, 2007, the Company changed its name to Perfectenergy International Limited.

On August 8, 2007, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy International Limited (“Perfectenergy BVI”), the Perfectenergy BVI Shareholders and Crown Capital Partners, S.A. Pursuant to the terms of the Amended Agreement, the Company agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for issuance of 15,000,000 shares of our common stock to the Perfectenergy BVI Shareholders on the basis of 14,299.3327 common shares in the capital of Perfectenergy Nevada for every one share of Perfectenergy BVI. For accounting purposes, the acquisition of Perfectenergy BVI has been treated as a recapitalization of Perfectenergy BVI with Perfectenergy BVI as the acquirer. Thus, the historical financial statements of Perfectenergy BVI were recapitalized with the historical equity shares of the Company. Immediately after the closing of the Amended Agreement, the Company had 22,303,048 shares of common stock issued and outstanding, including the 8,001,825 shares of common stock owned by the pre-exchange stockholders of Perfectenergy Nevada.

Perfectenergy BVI was incorporated in the British Virgin Islands as an International Business Company on April 1, 2005 as a holding company.

Perfectenergy Shanghai Limited (hereinafter known as “Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005 with a registered capital of $9,210,635 (RMB 70,000,000), and Perfectenergy BVI is the 100% shareholder.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand lamination and cell production capacity. Under the Investment Agreement, Perfectenergy Solar-Tech (Shanghai) Ltd. will be established under PRC laws as a wholly owned subsidiary of Perfectenergy BVI. The approval of this subsidiary was granted by the local government in February 2008. As of July 31, 2008, this subsidiary was still in the pre-operating stage.

(b) Basis of Presentation and Principles of Consolidation

The consolidated financial statements reflect the activities of the Company and its wholly owned subsidiaries, Perfectenergy International Limited (“Perfectenergy BVI”), Perfectenergy Shanghai Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”).

The accompanying consolidated financial statements are in U.S. dollars and include PFGY and each of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reclassified certain prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFGY’s Annual Report on Form 10-K for the year ended October 31, 2007. The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature and necessary for a fair statement of the results for the interim period presented. Operating results for the period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements. Management must apply significant judgment. Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange, sensitivity, and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality, and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts can and will differ from those estimates.

(d)  Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and other payables to approximate their fair values because of the short period of time between the origination of such instruments, their expected realization, and their current market rate of interest.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(f) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. The Company recorded write-offs of inventory totaling $88,780 and $21,004 for the nine months ended July 31, 2008 and 2007, respectively, and recovery of amounts previously written off of $6,404 and $0 for the three months ended July 31, 2008 and 2007, respectively. As of July 31, 2008, the Company determined that no reserves are necessary.

(g) Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change, and the Company’s business plans for the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5 years
Office equipment	5 years

(h) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually and more often if an event or circumstance occurs that triggers an impairment test. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset for which there may be no ready market, which often results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows. As of July 31, 2008, the Company expects these assets to be fully recoverable.

(i) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (VAT) in accordance with tax laws. The value added tax applied is 17% in the PRC and 19% in Germany of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished product.

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
July 31, 2008
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

(k) Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Revenues from solar cells, solar modules, and PV systems is recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue is recognized, net of discount and allowances, at the time of product shipment. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a German value-added tax at a rate of 19% of the gross sales price or at a rate approved by the German government. In general, the Company does not accept product returns; only under special situations when both the Company and customer agree is a product exchange allowed. Historically, the Company has not experienced any product returns. For solar cells, solar modules, and PV systems, the Company offers warranties of five years, ten years, and twenty years. Please see further details in section “(l ) Warranty” below.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

(m) Foreign Currency Translation

Assets and liabilities of the Company’s Chinese subsidiaries at July 31, 2008 were translated at 6.82 RMB to $1.00 USD as compared to 7.46 RMB to $1.00 USD at October 31, 2007. Assets and liabilities of the Company’s German subsidiary at July 31, 2008 were translated at 0.64 EUR to $1.00 USD. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended July 31, 2008 and 2007 were 6.90 RMB and 7.62 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the nine month ended July 31, 2008 and 2007 were 7.10 RMB and 7.72 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s German subsidiary for the three months ended July 31, 2008 were 0.64 EUR and for the nine months ended July 31, 2008 were 0.66 EUR. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(n) Research and Development Costs

Research and development expenses are expensed as incurred. Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months and nine months ended July 31, 2008 and 2007.
	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
	(Unaudited)
Net income (loss) for basic earnings per share	$2,533,486	$(110,087)	$8,848,199	$(531,794)

Weighted average shares used in basic computation	29,626,916	22,301,158	29,603,019	22,301,158
Diluted effect of options and warrants	-	-	440,152	-
Weighted average shares used in diluted computation	29,626,916	22,301,158	30,043,171	22,301,158

Weighted Average Earnings per share
Basic	$0.09	$(0.01)	$0.30	$(0.02)
Diluted	$0.09	$(0.01)	$0.29	$(0.02)

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

At July 31, 2007, there were no outstanding options and warrants. For the three months ended July 31, 2008, no outstanding options and warrants were included in calculation of diluted EPS as they are anti-dilutive. For the nine months ended July 31, 2008, all outstanding options and warrants were included in the calculation of diluted EPS, and they resulted in additional weighted average common stock equivalents of 440,152 shares of common stock.

( p) Derivative Financial Instruments

The Company determines the classification of all debt and equity pursuant to the terms of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Often, the terms of various agreements result in liability accounting for equity instruments that must be marked to market each reporting period with the change in fair value recorded in other income and expenses.

(q) Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. (EITF) 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. See Note 7 for additional information related to stock-based compensation expense.

Note 2 - Recently Issued Accounting Standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies that do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have sufficient historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we feel we have sufficient historical experience to provide a reasonable estimate of expected terms in accordance with SAB 110. SAB 110 became effective for the Company on January 1, 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact that adopting SFAS No. 141R will have on our financial statements.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement will have a material impact on its results of operations, financial position, or cash flows.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro). Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

Note 3 - Equipment and Leasehold Improvements

Equipment and leasehold improvements for the dates indicated consist of the following:

	July 31,	October 31,
	2008	2007
	(Unaudited)
Leasehold Improvements	$650,611	$76,648
Transportation equipment	275,900	208,570
Machinery	2,237,979	843,939
Office equipment	156,821	66,646
Construction in progress	3,651,479	913,267
Totals	6,972,790	2,109,070
Less accumulated depreciation	514,045	242,543
Totals	$6,458,745	$1,866,527

Depreciation expense for the three months ended July 31, 2008 and 2007 amounted to $107,682 (unaudited) and $13,413 (unaudited), respectively, and depreciation expense for the nine months ended July 31, 2008 and 2007 amounted to $239,439 (unaudited) and $110,928 (unaudited), respectively

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

Note 4 - Major Customers and Suppliers

For the three months ended July 31, 2008 and 2007, five customers accounted for approximately 94% (unaudited) and 60% (unaudited), respectively, of the Company's sales. For the nine months ended July 31, 2008 and 2007, six customers accounted for approximately 92% (unaudited) and 77% (unaudited), respectively, of the Company's sales, and such customers accounted for approximately 90.67% (unaudited) and 98.92% (unaudited), respectively, of the Company’s accounts receivable as of July 31, 2008 and 2007, respectively.

For the three months ended July 31, 2008 and 2007, the Company purchased approximately 81.90% (unaudited) and 94% (unaudited), respectively of its raw materials from three major suppliers. For the nine months ended July 31, 2008 and 2007, the Company purchased approximately 86.95% (unaudited) and 92.50% (unaudited), respectively, of their raw materials from three major suppliers. These suppliers represented 58.13% (unaudited) and 46.92% (unaudited) of the Company’s total accounts payable as of July 31, 2008 and 2007, respectively.

Note 5 - Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five year term expiring May 31, 2011. The Company entered into a three year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (or EUR 1,452). The Company entered into a two year workshop lease for Perfectenergy Solar-Tech (Shanghai) Ltd expiring March 14, 2010 with a monthly rent of $5,553 (or RMB 40,000). At July 31, 2008, total future minimum lease payments under an operating lease were as follows:

Amount
Three months ending October 31, 2008	$139,543
Year ending October 31, 2009	284,821
Year ending October 31, 2010	253,258
Year ending October 31, 2011	112,917
Thereafter	-
$790,539

Total rent expense for the three months ended July 31, 2008 and 2007 amounted to $55,485(unaudited) and $48,252 (unaudited), respectively, and for the nine months ended July 31, 2008 and 2007 amounted to $156,425(unaudited) and $ 135,481 (unaudited), respectively.

Note 6 - Derivative Instruments

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control and the change in control is deemed not to be within the Company’s control, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. Net proceeds were allocated as follows:

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months and nine months ended July 31, 2008, gains of $2,657,382 and $10,935,256, respectively, were recognized in the accompanying income statements based on the decrease in fair value since the last reporting date. At July 31, 2008, the fair value of the derivative instrument totaled $1,531,430.

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 70%; risk free interest rate 2.29% of the Investor Warrants, the Placement, and Advisory Warrants; dividend yield of 0% and expected term of 1.77 years of the Investor Warrants; and 2.27 years of the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

As of July 31, 2008, the Company had warrants as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, October 31, 2006 (unaudited)	-	-	-	-
Granted	3,975,714	3,975,714	$3.68	2. 59
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, July 31, 2008 (unaudited)	3,975,714	3,975,714	$3.68	1.61

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

Note 7 - Accounting for Stock-Based Compensation

Perfectenergy BVI Stock Options

On November 30, 2005, March 15, 2006, October 31, 2006, and March 21, 2007, Perfectenergy BVI issued a total of 50 options to employees of Perfectenergy BVI. Originally, approximately 30% of the options were to vest after one year, 60% after two years, and 10% after three years. On March 21, 2007, Perfectenergy BVI modified the options so that all unvested amounts became fully vested on that date.

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

Perfectenergy BVI’s stock was not traded when the options were granted. Therefore, Perfectenergy BVI had to estimate the market value of its shares. There was no significant change in the business between December 2005 and March 21, 2007; therefore, Perfectenergy BVI used an August 2006 transaction of $468 per share as the market price. At that market price, the 50 employee options had a fair value of approximately $9,445, and they are being amortized over the vesting period. The fair value of the options on the date of grant was equal to their fair value on March 21, 2007.

On July 27, 2007, Perfectenergy BVI entered into Termination Agreements for Options with employees who were granted stock options previously and cancelled all outstanding stock options. There was no effect on the financial statements when the options were cancelled.

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan. Under the Stock Incentive Plan, the Company issued 1,118,059 options to employees and directors. 75,000 of the options vested immediately, with 1,003,761 options vesting evenly on an annual basis over the three years following August 8, 2007 and with 39,298 options vesting evenly on a monthly basis over the thirty-six months following August 8, 2007. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments, and using an average risk-free rate of 4.5%.

On February 1, 2008, the Company issued 125,000 options to the Company’s Chief Financial Officer. All options vest evenly on an annual basis over the three years following the date of grant. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, and the stated exercise prices of the instruments, and using an average risk-free rate of 2.36%.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy. The value of the options was based on the Company’s common stock price on the date the options were granted. Because the Company does not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Stock-based award activity during the quarter ended July 31, 2008 was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2006 (unaudited)	-	-	-
Granted	1,118,059	$2.80	$2,906,953
Forfeited	-	-	-
Exercised	-	-	-
Balance, October 31, 2007	1,118,059	$2.80	$3,130,565
Granted	125,000	4.08	90,000
Forfeited	(25,000)	2.80	-
Exercised	(9,375)	2.80	-
Balance, July 31, 2008 (unaudited)	1,208,684	$2.93	$(1,305,379)

As of July 31, 2008, approximately $3.34 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 2.02 years. As of July 31, 2008, 77,633 of the outstanding options were exercisable.

Stock-based award as of July 31, 2008 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,684	$2.80	9.02	77,633	$2.80	9.02
125,000	$4.08	4.50	-	-	-

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

Note 8 - Late Registration Penalties

In connection with the issuance of common stock and warrants (the “Securities”) on August 8, 2008, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the common stock and warrants (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the Securities and Exchange Commission by January 5, 2008. A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the share purchase price. The registration statement was declared effective on March 5, 2008. The Company owed the Investors a total of $1,079,467 as a late registration payment and was accrued as accrued liabilities and charged to earnings during the period.

In lieu of making cash payments, the Company offered to issue restricted common stock to pay for the late registration payment at a valuation of $4.00 per share for the first 30 days. Certain of the Investors agreed to the proposal by written agreement. As of July 31, 2008, the Company paid $390,738 to the Investors and issued 41,780 shares to the Investors for such late registration. The settlement of such liabilities is still in progress.

Note 9 - Income Taxes

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

The Company’s subsidiary, Perfectenergy Shanghai, was established on July 8, 2005 as a wholly owned subsidiary of the Company, a foreign enterprise. Therefore, the Company was granted income tax exempt for the years ended December 31, 2006, and 2005 and is also entitled to a 50% deduction of the income tax rate of 33%, or a rate of 18%, from January 2007 to December 31, 2009.

  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for high tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of July 31, 2008:

	Three months ended		Nine months ended
	07/31/2008	07/31/2007	07/31/2008	07/31/2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	26.8	33.0
China income tax exemption	(12.5)	(15.0)	(13.2)	(15.0)
Effective income tax rates	12.5%	18.0%	13.6%	18.0%

Note 10 - Revenue by Geographic Area

Revenues are attributed to geographic areas based where the final destination of the Company’s products are shipped. The following table summarizes financial information for the Company’s revenues based on geographic area:

	Three months ended July 31,		Nine months ended July 31,
Geographic area	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$191,896	$3,677,138	$6,243,552	$5,067,091
Germany	6,239,961	-	13,559,976	-
Spain	11,267,432	-	21,284,833	722,669
Total revenues	$17,699,289	$3,677,138	$41,088,361	$5,789,760

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included above. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Information and Results of Operations sections in this Quarterly Report on Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Perfectenergy International Limited, a Nevada corporation (“Perfectenergy Nevada” or the “Company”), was originally incorporated on February 25, 2005 in the State of Nevada under its former name “Crestview Development Corporation.” We, through our wholly owned subsidiary, Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”), engage in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems. We also provide consulting services for manufacturers of solar wafers, solar cells, and production line equipment for solar energy product manufacturing. Perfectenergy BVI was incorporated under the laws of the British Virgin Islands on April 1, 2005 and conducts its business operations through its wholly owned subsidiary Perfectenergy (Shanghai) Limited, which was incorporated under the laws of the People’s Republic of China on July 8, 2005. Our principal offices are now located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

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

While our significant accounting policies are described in Note 1 to our financial statements under the section above titled “Financial Statements.” We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Revenues from solar cells, solar modules, and PV systems is recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable. Revenue is recognized, net of discount and allowances, at the time of product shipment. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a German value-added tax at a rate of 19% of the gross sales price or at a rate approved by the German government. In general, the Company does not accept product returns; only under special situations when both the Company and customer agree is a product exchange allowed. Historically, the Company has not experienced any product returns. For solar cells, solar modules, and PV systems, the Company offers warranties of five years, ten years, and twenty years.

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

Research and Development

Research and development expenses are expensed as incurred. Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses.

Derivative Instruments

The Company determines the classification of all debt and equity pursuant to the terms of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Often, the terms of various agreements result in liability accounting for equity instruments that must be marked to market each reporting period with the change in fair value recorded in other income and expenses.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi) and in Germany (“Euro”). Management is currently evaluating the impact of the adoption of EITF No. 07-5 on the accounting for the related warrants transactions.

RESULTS OF OPERATIONS

Comparison of Three Months Ended July 31, 2008 and July 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended July 31, 2008	% of Revenues	Three Months Ended July 31, 2007	% of Revenues
REVENUES	$17,699,289	100.0%	$3,677,138	100.0%

COST OF REVENUES	16,416,328	92.8%	3,583,483	97.5%

GROSS PROFIT	1,282,961	7.2%	93,655	2.5%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,265,404	7.1%	171,236	4.7%

RESEARCH AND DEVELOPMENT	42,605	0.2%	33,321	0.9%

LOSS FROM OPERATIONS	(25,048)	(0.1)%	(110,902)	(3.0)%

OTHER INCOME	2,609,839	14.7%	815	0.0%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,584,791	14.6%	(110,087)	(3.0)%

PROVISION FOR INCOME TAXES	51,305	0.3%	-

NET INCOME (LOSS)	2,533,486	14.3%	(110,087)	(3.0)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	367,916	2.1%	44,427	1.2%

COMPREHENSIVE INCOME (LOSS)	2,901,402	16.4%	(65,660)	(1.8)%

REVENUES. Revenues include revenues from sales of solar cells and solar modules. During the three months ended July 31, 2008, we had revenues of approximately $17.7 million compared to revenues of approximately $3.7 million for the three months ended July 31, 2007, an increase of 381%. We obtained TUV certification for our products in August 2007, which provides safety and quality verification helping us achieve continued growth in European markets. The increase is also attributable to the continued increases in sales of our solar cells and solar modules from our expanded production facilities, which is six times larger in size from the same period in 2007.

COST OF REVENUES. Cost of revenues for the three months ended July 31, 2008 increased to approximately $16.4 million or 358%, from approximately $3.6 million for the three months ended July 31, 2007. The increase was generally in line with our increased sales as compared to the same period in 2007.

GROSS PROFIT. Gross profit was approximately $1.3 million for the three months ended July 31, 2008 as compared to $93,655 for the three months ended July 31, 2007, representing gross margins of approximately 7.2% and 2.5%, respectively. The increase in our gross profits was mainly due to increased average selling price of our PV module products and our increased use of self-manufactured PV cells in the production of our solar module products. By contrast, major sales activities in 2007 were related to processing of solar cells and modules and sales of other solar products in the domestic PRC market where we have lower margins for such sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled approximately $1.3 million for the three months ended July 31, 2008, as compared to approximately $0.2 million for the three months ended July 31, 2007, an increase of 639%. This increase is primarily attributable to sales-related expenses such as transportation costs and additional expenses incurred for the expansion of our office facilities and hiring of new employees, including expenses such as rental, utilities, and for salaries. Other extra expense items include those paid for consulting, legal, and other services related to being a public company in the U.S. The increase is also attributable to the increase in stock based compensation, which totaled approximately $0.41 million for the three months ended July 31, 2008, as compared to $0 for the three months ended July 31, 2007. This increase is mainly attributed to increased issuances of options to our employees under our stock option plan adopted in September 2007, which covers certain qualified employees, officers, and directors of the Company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $42,605 for the three months ended July 31, 2008, as compared to $33,321 for the three months ended July 31, 2007. The increase is mainly due to additional testing materials used during the three months ended July 31, 2008 as compared to the same period in 2007.

OTHER INCOME. Other income consisted of non-operating income, interest income and change in fair value of derivative instruments. We had other income of approximately $2.6 million for the three months ended July 31, 2008 as compared to other income of $815 for the three months ended July 31, 2007. The increase in other income was mainly due to a decrease in the fair market value of our outstanding warrants.

NET INCOME (LOSS). Net income for the three months ended July 31, 2008 was approximately $2.5 million as compared to loss of approximately $0.1 million for the three months ended July 31, 2007. The increase in net income is attributable to additional profits generated from expanded production facilities as well as the positive impact from the change in the fair market value of outstanding warrants. Our management believes that net income will continue to increase as we benefit from economies of scale with expanded production capacity.

Comparison of Nine Months Ended July 31, 2008 and July 31, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine Months Ended July 31, 2008	% of Revenues	Nine Months Ended July 31, 2007	% of Revenues
REVENUES	$41,088,361	100.0%	$5,789,760	100.0%

COST OF REVENUES	38,099,065	92.7%	5,565,239	96.1%

GROSS PROFIT	2,989,296	7.3%	224,521	3.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,738,345	11.5%	713,649	12.3%

RESEARCH AND DEVELOPMENT	145,394	0.4%	33,321	0.6%

LOSS FROM OPERATIONS	(1,894,443)	(4.6)%	(522,449)	(9.0)%

OTHER INCOME/(EXPENSES)	10,932,222	26.6%	(9,345)	(0.2)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	9,037,779	22.0%	(531,794)	(9.2)%

PROVISION FOR INCOME TAXES	189,580	0.5%	-	-%

NET INCOME (LOSS)	8,848,199	21.5%	(531,794)	(9.2)%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,224,994	3.0%	105,828	1.8%

COMPREHENSIVE INCOME (LOSS)	10,073,193	24.5%	(425,966)	(7.4)%

REVENUES. Revenues include revenues from sales of solar cells, and solar modules. During the nine months ended July 31, 2008, we had revenues of approximately $41.1 million compared to revenues of approximately $5.8 million for the nine months ended July 31, 2007, an increase of 609%. We obtained TUV certificates for our products in August 2007, providing safety and quality verification, and more solar module products were sold as a result in the European markets during the nine months ended July 31, 2008. The increase is also attributable to increased sales of our solar cells and solar modules produced in our expanded production facilities, which are about six times larger in size than they were during the same period in 2007. In addition, we sold more of our higher margin solar modules products as compared to sales of our lower margin solar cells and other products during the nine months ended July 31, 2008.

COST OF REVENUES. Cost of revenues for the nine months ended July 31, 2008 increased to approximately $38.1 million or 585% from approximately $5.6 million for the nine months ended July 31, 2007. The increase was generally in line with our increased sales, and it was proportional to the increase of raw material prices as compared to the same period in 2007.

GROSS PROFIT. Gross profit was approximately $3.0 million for the nine months ended July 31, 2008 as compared to approximately $0.2 million for the nine months ended July 31, 2007, representing gross margins of approximately 7.3% and 3.9%, respectively. The increase in our gross profits was mainly due to economies of scale achieved in our production as well as increased sales of higher margin products (i.e. PV modules) that were sold during the period as compared to sales during the same period in 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled approximately $4.7 million for the nine months ended July 31, 2008, as compared to approximately $0.7 million for the nine months ended January 31, 2007, an increase of 564%. This increase is primarily attributable to additional expenses incurred in connection with the expanded office facilities and the hiring of new employees, such as rents, utilities and salary expenses. Other extra expense items include those paid for consulting, legal, and other services related to being a public company in the U.S., and penalty expenses of approximately $1.1 million to investors as we untimely filed a registration statement in March 2008. The increase is also attributable to the increase in stock based compensation expense, which totaled approximately $1.2 million for the nine months ended July 31, 2008, as compared to $4,555 for the nine months ended July 31, 2007, an increase of 260 times. This increase is mainly attributed to an increase in issuances under our stock option plan adopted in September 2007, which covers certain qualified employees, officers, and directors of the Company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $145,394 for the nine months ended July 31, 2008, as compared to $33,321 for the nine months ended July 31, 2007. The increase is mainly due to the development of new product types during the period.

OTHER INCOME. Other income consisted of non-operating income, interest income, and change in fair value of derivative instruments. We had other income of approximately $10.9 million for the nine months ended July 31, 2008 as compared to other expenses of $9,345 for the nine months ended July 31, 2007. The increase in other income was mainly due to a decrease in the fair market value of our outstanding warrants.

NET INCOME (LOSS). Net income for the nine months ended July 31, 2008 was approximately $8.8 million as compared to loss of approximately $0.5 million for the nine months ended July 31, 2007. The increase in net income is attributable to additional profits generated from expanded production facilities as well as the positive impact from a change in the fair market value of outstanding warrants. Our management believes that net income will continue to increase because we plan to expand our current production capacity, and begin introducing new products, and we expect to expand our sales into additional solar energy product markets in Asia, Europe, and the United States. We are also making efforts to further increase use of our self-manufactured PV cells in our solar module products and to better control our costs by vertical integration of value chain activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine Months ended July 31, 2008

Net cash provided by operating activities was $221,806 during the nine months ended July 31, 2008 while net cash provided by operating activities was $432,580 for the comparable period in 2007. The decrease in net cash flow provided by operating activities during the nine months ended July 31, 2008 was mainly due to increases in accounts receivable and refundable deposits, additional purchases of raw materials, as well as additional funds paid for prepayments as a result of expansion during the nine months ended July 31, 2008.

Net cash used in investing activities was $4,756,951 during the nine months ended July 31, 2008 and $217,431 during the comparable period in 2007. Uses of cash for investing activities included equipment purchases and costs associated with construction in progress. The increase in net cash used in investing activities during the nine months ended July 31, 2008 was mainly due to the purchase of additional equipment and machinery as a result of our continued expansion of existing production facilities as compared to the same period in 2007.

Net cash used in financing activities was $364,488 during the nine months ended July 31, 2008 while net cash used in financing activities was $199,430 for the comparable period in 2007. The increase in net cash used in financing activities during the nine months ended July 31, 2008 as compared to the same period in 2007 was mainly due to payment of outstanding payables to investors, which was caused by penalty payments the Company was required to pay to investors for an untimely filing of a registration statement because the Company did not timely meet the registration statement effectiveness deadline under the financing agreements with these investors.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd., under which we plan to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will allow us to expand our lamination lines and our cell production lines to 200MW of total new production capacity. Construction is expected to begin in October 2008 and be completed in late 2009. We expect to fund this expansion with our existing working capital and additional private financing.

To secure the long-term supply of raw materials for production, Perfectenergy Shanghai entered into a letter of intent with Tianjin HuanOu Semiconductor Material Technology Co., Ltd. (“Tianjin HuanOu”) for the next five years starting from January 2009, under which Perfectenergy Shanghai will purchase silicon wafers for approximately $360 million from Tianjin HuanOu during the term of the letter of intent.

These planned expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise more equity capital.

Capital Resources

We have financed our operations primarily through cash flows from operations and the proceeds of the issuance of our common stock. In August 2007, we received net proceeds of approximately $16.0 million from a private placement financing transaction. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 2 months. The proceeds from the private placement financing will be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, for research and development expenses and for the purchase of silicon that we will need for the planned our operations. However, we cannot provide any assurances that the proceeds raised in the financing will be sufficient for the planned expansion of our operations. Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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

There have been no material developments during the quarter ended July 31, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

Perfectenergy International Limited (Registrant)

Date: September 12, 2008	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer