Form 10-K
period 2008-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2009-01-26
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
(Name of small business issuer in its charter)

Nevada	98-0548438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 479 You Dong Road,
Xinzhuang Town, Shanghai 201100
People’s Republic of China
(Address of principle executive offices)

(8621) 5488-0958
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Shares of Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $54,809,794 as of July 31, 2008, based upon the average bid and asked price of such common stock as reported on the OTC Bulletin Board (29,626,916 shares at $1.85 per share).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  29,626,916 shares of common stock as of January 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances, unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection for statements made in this annual report.

When used in this annual report, the terms the "Company," "Perfectenergy Nevada," "we," "us," "our," and similar terms refer to Perfectenergy International Limited, a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.                      BUSINESS

Corporate Overview

We were originally incorporated on February 25, 2005 in the State of Nevada under our former name “Crestview Development Corporation.”  On April 16, 2007, we changed our name to “Perfectenergy International Limited.”

We conduct operations through our wholly owned subsidiary, Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”), and Perfectenergy BVI’s three wholly owned subsidiaries (i) Perfectenergy (Shanghai) Limited, a company organized under the laws of the People’s Republic of China (“Perfectenergy Shanghai”), (ii) Perfectenergy GmbH, a German corporation (“Perfectenergy GmbH”), and (iii) Perfectenergy Solar-Tech (Shanghai) Ltd., a company organized under the laws of the People’s Republic of China (“Perfectenergy Solar-Tech”).

Perfectenergy BVI was incorporated under the laws of the British Virgin Islands as an International Business Company on April 1, 2005.  Perfectenergy Shanghai was organized under the laws of the People’s Republic of China (the “PRC” or “China”) on July 8, 2005.  Perfectenergy Solar-Tech was incorporated in the PRC on February 28, 2008.  Perfectenergy BVI, through Perfectenergy Shanghai and Perfectenergy Solar-Tech, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic systems.  Its principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

We conduct sales in Europe through Perfectenergy GmbH, which was formed in Germany on November 9, 2007.  The principal function of Perfectenergy GmbH is marketing, installation, and other after-sales services for our PV products.  Perfectenergy GmbH’s office is located at Tannenweg 8, 53757 Sankt Augustin, Germany, and their telephone number is (49) 2241-9320-935.

Share Exchange

On March 29, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with Perfectenergy BVI and the stockholders of Perfectenergy BVI.  Pursuant to the terms of the Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 57,190,261 shares of our common stock to the stockholders of Perfectenergy BVI (“Perfectenergy BVI Stockholders”) (hereinafter this share exchange transaction is described as the “Exchange”).

On August 8, 2007, we entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy BVI, the Perfectenergy BVI Stockholders, and Crown Capital Partners, S.A.  The Amended Agreement had the effect of terminating the Exchange Agreement entered into by the same parties on March 29, 2007.  Pursuant to the terms of the Amended Agreement, we agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 60,000,000 shares of our common stock to the Perfectenergy BVI Stockholders on the basis of 57,197.33079 common shares of Perfectenergy Nevada for every one share of Perfectenergy BVI. The terms of the Amended Agreement included the following closing conditions:

1.
Perfectenergy Nevada agreeing to complete a private placement financing with a minimum of $12 million being subscribed for and funded into escrow by the investors for the purchase of units at a price of $0.70 per unit, with each unit consisting of one share of our common stock and one-half (1/2) of one common share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at an exercise price of $0.95 per common share for a period of thirty (30) months. The closing of this private placement financing was to be completed concurrent with or before the closing of the Exchange under the Amended Agreement;

2.	Perfectenergy BVI having no more than 1,049 common shares issued and outstanding on the closing date of the Exchange;

3.	Perfectenergy Nevada’s board of directors having adopted resolutions appointing Wennan Li, Min Fan, Yunxia Yang, and Adam Roseman to our board of directors;

4.	Perfectenergy Nevada’s board of directors having adopted resolutions appointing Wennan Li, Hongbo Li, and Diping Zhou as new executive officers, effective on the closing date;

5.	The cancellation of 37,700,000 common shares held by former sole director and officer Philip McDonald concurrent with the closing of the Exchange;

6.	Perfectenergy Nevada and Perfectenergy BVI having received duly executed copies of all third-party consents and approvals necessary to consummate the Exchange;

7.	No material adverse change will have occurred with the business or assets of Perfectenergy Nevada or Perfectenergy BVI as of the closing date of the Exchange;

8.
No suit, action, or proceeding will have been pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the Amended Agreement, or (ii) cause the transaction to be rescinded following the consummation; and

9.
The resignation of Philip McDonald as executive officer of the Perfectenergy Nevada concurrent with the closing of the Exchange, and Mr. McDonald’s resignation following the completion of the 10-day period following the mailing of the Schedule 14f-1 Information Statement to our stockholders regarding the change in the majority of the members of our board of directors in compliance with Section 14(f) of the Securities Act of 1933, as amended, and Rule 14(f)-1 thereunder.

The closing of the Exchange contemplated by the Amended Agreement, and the closing of a related $18.4 million private placement financing (the “Financing”), occurred on August 8, 2007 (the “Closing Date” or the “Closing”).  Following the Closing Date, Perfectenergy BVI became our wholly owned subsidiary and our new operating business.

Our Operations

Our operations consist of the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  Our manufacturing and research facility is located in Shanghai, China.

Currently, we have a 45 megawatt (“MW”) solar cell production line and a 60 MW solar panel lamination line.  In our facility’s solar cell and solar panel lamination production lines, we are able to produce different kinds of cells, for example, 6-inch cells and 8-inch cells, mono-crystalline cells and multi-crystalline cells, as well as different types and sizes of solar modules.  After manufacturing, our products are put through a rigid quality assurance process.  All of our products are strictly in accordance with international standards (IEC61215, TUV Safe Class II, UL1703) in order to maintain our competitiveness in international markets.

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

We also have a sales and marketing force, led by our Chief Executive Officer.  Our targeted customers, besides our existing clients, are mainly system integrators and distributors in Europe, the United States, and the PRC.

Principal Products and Services

PV Cells

We design, manufacture, and market crystalline solar cells (approximately 6 inch squares composed of silicon and glass) sold as crystalline solar modules (metal grid structures housing 72 cells).

A photovoltaic (“PV”) cell is a silicon semiconductor device that converts sunlight into electricity by a process known as the photovoltaic effect.  The following table sets forth the specifications for samples of two types of PV cells we currently produce:

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

PV Modules

A PV module is an assembly of PV cells that have been electrically interconnected and laminated in a durable and weatherproof package.  Our solar cells are often sold as components of assembled modules.  We are also developing PV modules with higher power to meet the rising expansion of on-grid configurations.  The majority of the PV modules we currently offer to our customers range in power between 10W and 180W.  We also perform limited original equipment manufacturing work for other solar cell producers, such as selling standalone solar modules.  We sell approximately 90% of our PV modules under our “Perfectenergy” brand, and approximately 10% of our PV modules under the brand names of our customers.

   We believe our PV cells and modules are highly competitive with other products in the solar energy market in terms of efficiency and quality.  We expect to continue improving the conversion efficiency and power, and reducing the thickness, of our solar products as we continue to devote significant financial and human resources in our various research and development programs.

Distribution

We sell our products to a number of systems integrators and distributors, primarily located in Germany, Spain, and Italy, who purchase their solar modules, purchase software, and hardware from other vendors and integrate and install the end-product for customers.  Many of our customers, in turn, sell turnkey solar systems to end-users that include individual owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies and municipal government authorities that own buildings suitable for solar system deployment, owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas, and financial investors that desire to own large scale solar projects.

Market and Industry Overview

The solar power market has experienced rapid growth in the past several years.  According to Solarbuzz LLC (“Solarbuzz”), an independent solar energy research firm, the global solar power market, as measured by annual solar power system installed capacities, increased from 427 MW in 2002 to 1,744 MW in 2006, representing a compound annual growth rate, or CAGR, of 42%.  Under the lowest of three different projections, Solarbuzz expects annual solar power system installed capacities to further increase to 4,177 MW in 2011.  Solar power industry revenue is expected to increase from $10.6 billion in 2006 to $18.6 billion in 2011, representing a CAGR of 12%.  Currently, the majority of installed solar systems employ crystalline silicon technology.  The solar cell production industry is currently dominated by a small number of manufacturers.  According to Photon International, the top 10 solar cell manufacturers together accounted for 54% of the solar cell production worldwide in 2007 compared to 66% of worldwide cell production with significant increased outputs from small manufacturers around the world.

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

China. China’s government has been introducing various laws, regulations, and initiatives to support renewable energy, including solar energy, over the last few years.  In 2000, the Chinese government initiated the Brightness Program, a rural electrification program, to provide electricity to rural areas in China.  Under the initial phase of the Brightness Program relating to township electrification, an estimated 20 MW of PV or PV/ wind systems were installed from 2002-2004, impacting 1,000 municipalities.  According to Solarbuzz, a second phase of the Brightness Program relating to village electrification contemplates installing village PV systems and solar home systems with a total capacity of over 250 MW from 2005-2010.

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

The Chinese government granted us an income tax exemption for the years ended December 31, 2006 and 2005, and we are entitled to receive a 50% reduction of our regular income tax rate of 33% from January 2007 to December 31, 2009.  The Chinese government also granted us a refund on value added taxes (“VAT”), which are imposed on exported goods in the rate of 17%.  Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in China are subject to VAT in accordance with Chinese laws.  The standard VAT is 17% of the gross sales price.  To the best of our knowledge, we are not eligible to receive similar subsidies or incentive from any other government.

         Germany.  Under Germany’s Renewable Energy Sources Act, the country aims to increase the share of electricity from renewable energy to 12.5% by 2010 and 20% by 2020.  In particular, the Renewable Energy Sources Act requires electricity transmission grid operators to connect various renewable energy sources to their electricity transmission grids and to purchase all electricity generated by such sources at guaranteed feed-in tariffs.  Additional regulatory support measures include investment cost subsidies, low-interest loans, and tax relief to end users of renewable energy.

           Italy.  Before 2005, the Italian PV market benefited primarily from regional support for PV installations with grants of up to 65% of investment, in the absence of national incentive funds.  In 2005, Italy passed a new law that sets fixed feed-in tariffs for electricity produced from renewable energy sources.  The incentives are available to individuals, companies, and public bodies.  In January 2006, the Italian government approved various measures relating to PV feed-in tariffs, including increasing the PV feed-in tariff cap to 500 MW by 2015.

         Japan.  The Japanese government has implemented a series of incentive programs, including the "PV 2030" roadmap, which outlines government policies to support solar power electricity.  Japan also provides government subsidies for research and development.  According to Solarbuzz, due to those incentive programs, there are over 200,000 PV installations on residential housing in Japan.

         Spain.  The incentive regime in Spain includes a national net metering program and favorable interest loans. The actual feed-in tariff for solar energy in Spain is fully guaranteed for 25 years and guaranteed at 80% for subsequent years.  The target for cumulative installed generation capacity from PV in 2010 was recently raised by the Spanish government to 400 MW.

         United States.  At the federal level, several recent developments are favorable to the PV industry in general.  The United States Congress approved the Energy Policy Act of 2005, which provides a 30% investment tax credit for PV installations.  With the “Extension and Modification of Solar Energy and Fuel Cell Investment Tax Credit” bill passed by Congress in 2008, the tax credit for PV installation was extended through 2016.  This bill lifted a limitation that prevented public utilities from claiming the investment tax credit, which may increase solar panel sales to U.S. utilities that now qualify to receive a 30% tax credit for their first PV installation.  The bill also allows these credits to be used to offset the alternative minimum tax (AMT).  Further, President Obama’s New Energy for America plan sets forth the goal for 10% of electricity generated in the U.S. to come from renewable energy sources by 2012 and 25% by 2025.  In addition, a number of states, including California and New Jersey, have committed substantial resources to developing and implementing renewable energy programs.  Under the California Solar Initiative, an investment of $3.2 billion will be made from 2006 to 2017 for the installation of 1 million PV plants with the total output of more than 3,000MW.  Investors in these PV plants will get refunds from the state and federal governments of approximately 75% of their total investment, and the investors are to receive a guaranteed profit of 12% on average for the electricity produced by their PV plants with certificates of green power.  In April 2006, the New Jersey Board of Public Utilities voted to approve new regulations which expand the state’s Renewable Portfolio Standard by extending the existing goals out to 2020 and increasing the required amount of renewable energy and solar energy.  Under the newly adopted regulations, 20% of New Jersey’s electricity must come from renewable sources by 2020.  The New Jersey regulations also include a 2% solar set aside, which is forecast to require 1,500MW of electricity to be generated through solar power, the largest solar commitment relative to population and electricity consumption in the United States.

Rising Energy Demand and Limited Fossil Energy Sources with Increasing Prices

In recent years, global economic development has resulted in surging energy demand and rising energy prices.  Electric power demand is expected to increase from 16.1 trillion kilowatt hours in 2002 to 31.7 trillion kilowatt hours by 2030 globally.  Meanwhile, the generation of electric power is capacity-constrained and dependent upon fossil fuel feedstock.  The situation is compounded by the finite supply of traditional energy sources, such as natural gas, coal, and petroleum.  In addition, petroleum prices have risen dramatically because of war, political instability, labor unrest, and the threat of terrorism in oil-producing regions.  Further, for national security reasons, many governments seek to further develop domestic sources of energy.  Thus, future energy demand is increasingly expected to be met by renewable energy sources, such as solar energy.

Growing Awareness of the Advantages of Solar Power

Solar power offers a variety of advantages over other sources of power, including an absence of the need for fuel, environmental cleanliness, location based energy production, greater efficiency during peak demand periods, high reliability, and modularity.  These advantages include the following:

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

Challenges Facing the Solar Power Industry

Although solar power has several advantages and is an attractive alternative to traditional energy sources, there remain certain key challenges that the solar power industry must overcome to accomplish broad commercialization of its products, including the following:

Possible Reduction or Elimination of Government Subsidies and Incentives.  The current growth of the solar power industry substantially relies on the availability and size of government subsidies and economic incentives, such as capital cost rebates, reduced tariffs, tax credits, net metering, and other incentives.  Governments may eventually decide to reduce or eliminate these subsidies and economic incentives.  It remains a challenge for the solar power industry to reach sufficient scale to be cost-effective in a non-subsidized marketplace.

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

Shortages of Raw Materials.  Polysilicon is the main raw material used in manufacturing our solar cells.  Currently, there is an industry-wide shortage of polysilicon, which is expected to last in the near future.  As a result of this raw material shortage, we believe the growth of the solar industry will be hindered in the near term.  An industry-wide shortage of polysilicon will or will reasonably likely have a material impact on our liquidity because suppliers will likely require more advance payments for the polysilicon that they supply to us as our production expands.  Further, a shortage may also have a material effect on our results of operations because a shortage will likely cause the price of polysilicon to rise.  Such increase will likely cause an increase in the cost of producing our products especially if we need to obtain more polysilicon in the market to produce our products as our production expands in the future.  In addition, we believe effective supply chain management is critical to ensure continued growth for the industry.

Competition

The global solar power market is highly competitive and has been rapidly evolving.  Various government incentive and subsidy programs implemented in Europe, the United States, China, Japan, and other countries in recent years have further induced competition in solar energy product marketplace.  In particular, a large number of manufacturers have entered the solar market.

Our main overseas competitors are, among others, BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd., and Sunpower Corporation.  Our primary competitors in China include Suntech Power Holding’s Co., Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd., and Nanjing PV-Tech Co., Ltd.  We compete primarily on the basis of the power efficiency, quality, performance, and appearance of our products, price, strength of supply chain and distribution network, after-sales service, and brand image.

Many of our competitors have longer operating histories and significantly greater financial or technological resources than we do and enjoy greater brand recognition.  Some of our competitors are vertically integrated and design and produce upstream silicon wafers, mid-stream PV cells and modules, and downstream solar application systems, which provide them with greater synergies to achieve lower production costs.  During periods when there is a shortage of silicon and silicon wafers, we compete intensely with our competitors in obtaining adequate supplies of silicon wafers. Moreover, many of our competitors are developing next-generation products based on new PV technologies, including amorphous silicon, transparent conductive oxide thin film, carbon material, and nano-crystalline technologies, which, if successful, will compete with the crystalline silicon technology we currently use in our manufacturing processes.  We are also seeking to develop new technologies and products through our research collaborations.

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

Sources and Availability of Raw Materials

Our manufacturing process uses approximately 20 types of raw materials and components that undergo a qualification process to construct a complete solar module.  We currently source these raw materials and components from domestic suppliers in China, and most of our critical materials and components are either sourced from only one supplier or supplied by a limited number of suppliers.  Supply of these materials is stable for the most part as a result of the maturity of solar related production in China.

One key raw material in our production process is silicon wafers.  We purchase all of our silicon wafers from a limited number of suppliers.  We have long term supply contracts with two major suppliers, which provides for monthly price adjustments based on the spot rate of silicon, which contracts are more fully described below under “Principal Suppliers.”

Principal Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand.   We have three-year silicon supply agreements with both Tianjin Huan-ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan-ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”), which were executed in 2006 and are in place through 2009.  Our purchase obligations under the long-term silicon wafer supply agreement with Tianjin Huan-ou are 2.5 million silicon wafers in 2007, 5 million silicon wafers in 2008, and 10 million silicon wafers in 2009.  Tianjin Huan-ou has long-term contracts to get the silicon material produced by Renewable Energy Corporation (REC) for up to 150 tons of silicon in 2007, up to 300 tons of silicon in 2008, and up to 500 tons of silicon in 2009, all at market prices.  Our purchase obligations under the long-term silicon supply contract with Chengdu are 800,000 silicon wafers in 2007, 1.5 million silicon wafers in 2008, and 3 million silicon wafers in 2009.  We have an oral understanding with both Tianjin Huan-ou and Chengdu that if there is a shortage of silicon, then each of the suppliers will reduce our minimum purchase obligations under the respective agreement.

We also entered into a five-year long-term supply contract with Tianjin Huan-ou on July 20, 2008, which became effective on January 1, 2009.  Under the contract, Perfectenergy Shanghai must make an advanced payment in the aggregate amount of approximately $14,700,000 (the “Advanced Payment”) to Tianjin Huan-ou by April 20, 2009, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009.  As of January 16, 2009, Perfectenergy Shanghai paid approximately $4,400,000 of the Advanced Payment to Tianjin Huan-ou.  During the effectiveness of the agreement, Tianjin Huan-ou is to supply Perfectenergy Shanghai with monocrystalline silicon solar wafers pursuant to the following annual supply schedule:  12.75 million pieces in 2009; 17.15 million pieces in 2010; 17.20 million pieces in 2011; 17.26 million pieces in 2012; and 17.35 million pieces in 2013.

We believe that this will help us obtain a sufficient supply of silicon at a reasonable price for the coming years and when we expand our production capacity.

Other materials needed to produce cells and modules, such as chemicals, special-made glasses, etc. are relatively easy to purchase from multiple vendors, and we intend to work with two to three vendors to ensure the best pricing and quality of these supplies.

Customers

We sell our products to a number of systems integrators and distributors, mostly located in Europe and China, who purchase solar cells and solar modules from us, software and hardware from other vendors, and then integrate and install the end-product for their customers.  These systems integrators sell turnkey solar systems to end-users that include the following:

•	Individual owners of agricultural buildings,

•	Owners of commercial warehouses, offices and industrial buildings,

•	Public agencies and municipal government authorities,

•	Owners of land designated as former agricultural land, waste land or conversion land, such as former military bases or industrial areas, and

•	Financial investors interested in owning large scale solar projects.

Our top three customers by value, who accounted for 53% of our revenue during the fiscal year ended October 31, 2008, are as follows:

•	Heltron GmbH, accounting for 22% of revenue;

•	Sky Solar International Co., Ltd., accounting for 20% of revenue; and

•	Proinso S.A., accounting for 11% of revenue.

Intellectual Properties and Licenses

The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Duration	Description
Trademark
		Trademark Bureau of the People’s Republic of China	Ten years (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Logo, brand name used in our products

Patent	Solar cell fire furnace equipment	Intellectual Property Bureau of the People’s Republic of China	May 25, 2006 to May 25, 2016 (10 years)	To increase cell efficiency with proper cell production technique

Patent	Solar wafer drying equipment	Intellectual Property Bureau of the People’s Republic of China	May 17, 2006 to May 17, 2016 (10 years)	To dry wafers more effectively, thus improving quality and increasing yield

            We have completed the testing processes for IEC and TUV certification of our products, and we recently received the official certificates for our IEC61215 and Safety Class II certifications for TUV in August 2007.  We also applied for UL certification in the United States, and we expect this certification process to be completed in early 2009.  Both IEC and TUV are international standards for electronic appliances.

We have also filed applications for three patents in Shanghai, which are currently being reviewed by local authority.

Research and Development

During the fiscal years ended October 31, 2008 and October 31, 2007, we incurred $221,016 and $92,303, respectively, for research and development primarily related to the development of new types of crystalline PV cells as well as improvement on the conversion efficiency of PV cell and module products.  We plan to continue increasing internal research and development with a goal of offering our customers the best and most efficient crystalline PV products.

Environmental Matters

Our manufacturing processes generate noise, wastewater, gaseous wastes, and other industrial wastes.  We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and, where feasible, recycle the wastes generated in our manufacturing process.  We outsource the treatment of some of our wastewater and other liquid wastes to third-party contractors.

Our operations are subject to regulation and periodic monitoring by local environmental protection authorities in Shanghai.  In conjunction with our efforts with the construction of our new solar cell production facility, we are planning to further improve management of the environmental issues relating to our operations, including application for ISO 14001 certification in 2009.  ISO 14001 prescribes standards for management of organizations to achieve an effective environmental management system.

Employees

As of January 12, 2009, we had approximately 280 employees, all of which are full-time employees.

Principal Executive Offices

Our principal executive office is located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China, and our telephone number is (8621) 5488-0958.

ITEM 1A.                      RISK FACTORS

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

We have a limited operating history.  We completed our first PV cell manufacturing line in October 2005, and our first PV lamination line was completed in December 2005.  We also began commercial shipment of our PV cells and modules in December 2005.  Our limited operating history and the unpredictability of our industry make it difficult for investors to evaluate our business and future operating results.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

In August 2007, we raised $18.4 million in a private offering of our common stock and warrants that we plan to use for our operations. We may be unable to manage the expansion of our operations effectively, which could have an adverse effect on our business and results of operations.

We raised $18,400,000 through a private offering of our common stock and warrants on August 8, 2007.  We have used and continue to use funds raised in this financing for our operations and continued expansion of our business to address the growth in demand for solar power products and services, as well as to capture new market opportunities.  These expansion plans included, but were not limited to, the construction of additional production lines, the hiring of additional management and personnel, and the purchase of assets from other companies.  We cannot, however, make assurances that our current and planned operations, personnel, systems, and internal procedures and controls will be adequate to support this growth.  If we are unable to manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures, any of which could have an adverse affect on our business and results of operations.

The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications could cause a reduction in demand for our products and lead to a decrease in revenue.

We believe that the growth in many of the markets for our products, including our current largest markets, Germany and Spain, depends in part on the availability and amounts of government subsidies and economic incentives. At present, the cost of solar energy substantially exceeds the retail price of electricity in most markets in the world.  As a result, federal and local governmental bodies in many countries, most notably Germany, Spain, and the United States, have provided subsidies in the form of cost reductions, tax write-offs, and other incentives to end users, distributors, systems integrators, and manufacturers of solar power products.  Reduction or elimination of these government subsidies and economic incentives because of policy changes, fiscal tightening, or other reasons may result in the diminished competitiveness of solar energy and materially and adversely affect the growth of these markets and our revenues.  Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in their markets.  The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition, and results of operations.

If solar power technology is not suitable for widespread adoption, or sufficient demand for our products does not develop or takes longer to develop than we anticipated, our sales may not continue to increase or may even decline, and we may be unable to sustain profitability.

The solar power market is at a relatively early stage of development and the extent to which our solar power products will be widely adopted is uncertain.  Historical and current market data in the solar power industry are not as readily available as those in other more established energy industries where trends can be assessed more reliably from data gathered over a longer period of time.  If solar power technology proves unsuitable for widespread adoption or if demand for our products fails to develop sufficiently, we may be unable to grow our business or generate sufficient revenues to sustain our profitability.  In addition, demand for solar power products in our targeted markets, including China and the United States, may not develop or may develop to a lesser extent than we anticipate.  Many factors may affect the viability of widespread adoption of solar technology and demand for solar products, including:

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

•	capital expenditures by end-users of solar power products, which tend to decrease when economy slows down;

•	success of other alternative energy generation technologies, such as fuel cells, wind power, and biomass technologies; and

•	de-regulation of the electric power industry and broader energy industry.

The failure of the market for solar energy products to develop or the development of the solar energy product market to a lesser extent than we anticipate could have a material adverse effect on our business.

Because we face intense competition from other companies producing solar energy and other renewable energy products and many of our competitors have greater resources than we do, we may be unable to compete successfully and may lose or be unable to gain market share.

The market for solar energy products is intensely competitive and rapidly evolving. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales.  Our competitors include solar power divisions of large conglomerates such as BP Solar, Kyocera, Royal Dutch Shell, Sharp Corporation, and Sanyo, as well as specialized cell and module manufacturers such as Q-Cells AG and Solarfun Power Holdings Co., Ltd. as well as integrated manufacturers of PV products such as SolarWorld AG. Some of our competitors, such as Renewable Energy Corporation, have also become vertically integrated, from upstream silicon wafer manufacturing to solar system integration.  We expect to compete with future entrants to the solar energy product market that offer new technological solutions.  We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells.  Many of our competitors are developing or currently producing products based on new solar energy technologies, including amorphous silicon, ribbon, sheet, and nano technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies.  In addition, the entire solar energy industry also faces competition from conventional and non-solar renewable energy technologies.  Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not as competitive with other energy sources without government incentive and subsidy programs.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing, and other resources than we do.  Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices.  For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier.  As a result, those competitors may have stronger bargaining power with the supplier and have an advantage over us in negotiating favorable pricing, as well as securing silicon wafer supplies at times of shortages.  Many of our competitors also have greater brand name recognition, more established distribution networks, and larger customer bases.  Also, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets.  As a result, they may be able to devote greater resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can.  Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and reduce our sales and market share.

The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products, and services.  We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar energy industry, evolving industry standards, and changing customer requirements.  Research and development activities, however, are inherently uncertain, and we may encounter practical difficulties in commercializing our research results.  Our significant expenditures on research and development may not reap corresponding benefits.  A variety of competing solar energy technologies that other companies may develop could prove to be more cost-effective and have better performance than our solar energy products.  Therefore, our development efforts may be rendered obsolete by the technological advances of others.  Breakthroughs in solar energy technologies that do not use crystalline silicon could mean that companies such as ours that rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales.  Our failure to further refine our technology and develop and introduce new solar energy products could render our products uncompetitive or obsolete, and result in a decline in our market share.

Our future success substantially depends on our ability to significantly increase both our manufacturing capacity and output.  Our ability to achieve our expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and output.  If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position, and improve our profitability.  Our ability to establish additional manufacturing capacity and increase output is subject to significant risks and uncertainties, including the following:

•
the need to raise significant additional funds to purchase and prepay for raw materials and to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with equipment vendors;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional manufacturing capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned.  Moreover, we cannot provide assurances that if we do expand our manufacturing capacity and output we will be able to generate sufficient customer demand for our PV products to support our increased production levels.

Our inability to obtain sufficient quantities of silicon and silicon wafers could adversely affect our business and results of operations and limit our ability to further expand.

Silicon wafers are the essential raw materials for making our solar power products.  To maintain competitive manufacturing operations, we will depend on our suppliers’ timely delivery of quality silicon wafers in sufficient quantities and at acceptable prices.  Silicon wafer suppliers, in turn, depend on silicon manufacturers to supply silicon required for the production of silicon wafers.  We formed a strategic multi-party alliance with both upstream and downstream partners in an effort to obtain a reliable supply of silicon.  Significant growth of the solar power industry, however, has resulted in a significant increase in demand for silicon and silicon wafers, and some producers have, from time to time, experienced late delivery and supply shortages.  In particular, some suppliers of silicon also supply to silicon wafer manufacturers for the semiconductor industry, which typically have greater buying power and market influence than manufacturers for the solar power industry.  As a result, increases in the demand for silicon from the semiconductor industry may, in the future, result in late deliveries or supply shortages with respect to the specialized silicon that silicon wafer suppliers need as raw materials.  To date, our business has not been impacted by a supplier’s late delivery or any supply shortages of silicon.  Any shortage of silicon or our inability to get silicon when we need it, however, could result in a reduction of manufacturing output, delayed or missed shipments, damaged customer relationships, and decreased revenues, any of which may adversely affect our business, our results of operations, and our future expansion plans.

Our gross margins may be materially and adversely affected as a result of entering into fixed price, prepaid arrangements with our suppliers.

We plan to secure our supply of silicon wafers increasingly through long-term contracts with suppliers.  We currently have two three-year silicon wafer supply contracts with Tianjin Huan-ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan-ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd., under which these suppliers agreed to provide us with specified quantities of silicon wafers at agreed prices from 2007 through 2009.  We also have a five-year supply contract with Tianjin Huan-ou, under which Tianjin Huan-ou agreed to provide us with specified quantities of solar wafers at agreed prices through 2013.   Tianjin Huan-ou has had a long-time cooperation relationship with REC Silicon, which is one of the top silicon manufacturers in the United States, and we believe that this alliance will help us obtain a sufficient supply of silicon at a reasonable price for the coming years.  If the price of silicon or silicon wafers were to decrease in the future and we were locked into fixed price, prepaid arrangements, we may be unable to adjust our materials costs, which may negatively affect our gross margins.  Additionally, if demand for our solar power products decreases, we may incur costs associated with carrying excess materials, which may have a material adverse effect on our operating expenses.  To the extent that we are unable to pass these costs and expenses to our customers, our business, results of operations, and financial condition may be materially and adversely affected.  Moreover, since some of our supply contracts may require pre-payment of a substantial portion of the contract price, we may be unable to recover such pre-payments and would suffer losses should such suppliers fail to fulfill their delivery obligations under the contracts.

Our dependence on a limited number of third-party suppliers for key raw materials and customized manufacturing equipment could prevent us from timely delivering our products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

We purchase raw materials from a limited number of third-party suppliers.  Our suppliers of silicon include Tianjin Huan-ou Semiconductor Material Technology Co., Ltd. and Chengdu Jiayang Silicon Technology Inc. Ltd.  If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to our customers in the required quantities and at prices that are profitable.  Problems of this kind could cause us to experience order cancellations and loss of market share.  The failure of a supplier to supply materials and components that meet our quality, quantity, and cost requirements in a timely manner could impair our ability to manufacture our products or increase our costs, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms.  In addition, certain of our manufacturing equipment has been designed and made specifically for us.  As a result, such equipment is not readily available from multiple vendors and would be difficult to repair or replace.  Any significant damage to, or break down of, our customized manufacturing equipment could cause material interruptions to our operations and, consequentially, could have a material adverse effect on our business and results of operations.

Our dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

During the fiscal year ended October 31, 2008, our top two customers accounted for approximately 47% of our total net revenues and sales to our largest customer accounted for approximately 27% of our total net revenues.  Sales to our other customers are typically made through non-exclusive, short-term arrangements.  We anticipate that our dependence on a limited number of customers will continue for the foreseeable future.  Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

•	reduction, delay, or cancellation of orders from one or more of our significant customers;

•	selection by one or more of our significant distributor customers of products competitive with our products;

•	loss of one or more of our significant customers and our failure to identify additional or replacement customers; and

•	failure of any of our significant customers to make timely payment for our products.

We face risks associated with the marketing, distribution, and sale of our PV products internationally, and if we are unable to effectively manage these risks, our ability to expand our business abroad could be impaired.

In the fiscal year ended October 31, 2008, we sold 86% of our products to customers outside of China.  The marketing, international distribution, and sale of our PV products expose us to a number of risks, including the following:

•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and costs relating to compliance with the various commercial and legal requirements of the overseas markets in which we offer our products;

•	inability to obtain, maintain, or enforce intellectual property rights; and

•	trade barriers such as export requirements, tariffs, taxes, and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose such services.

Our future success depends substantially on the continued services of our executive officers, especially Wennan Li, our Chairman of the Board and Chief Executive Officer.  We do not maintain key man life insurance on any of our executive officers.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may be unable to replace them readily, if at all.  In such a situation, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.  Each of our executive officers has entered into employment agreements with us or with our subsidiary, which contain confidentiality and non-competition provisions.  If, however, any dispute arises between our executive officers and the Company, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold assets.

If we are unable to attract, train, and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain technical personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the solar power industry, are vital to our success.  There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel.  We depend on our Chief Executive Officer to recruit and train such capable personnel, but if he is unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law, and other contractual restrictions to protect our intellectual property.  Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate.  For example, we have two issued patents and three pending patent applications in China.  We cannot assure you that our patent applications will be issued with claims sufficiently broad for our business.  As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others.  We cannot assure you that the outcome of such potential litigation will be in our favor.  Such litigation may be costly and may divert management attention as well as expend our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.  In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

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

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to solar power technology patents involve complex scientific, legal and factual questions, and analysis and, therefore, may be highly uncertain.  We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties.  The defense and prosecution of intellectual property suits, patent opposition proceedings, and related legal and administrative proceedings can be both costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel.  An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, pay ongoing royalties, redesign our products, or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies.  Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Although we sell a substantial portion of our products outside of China, we currently only hold patents issued in China.  Our business, results of operations, and financial condition would be materially and adversely affected if our sales outside China were restricted by intellectual property claims by third parties.

We have a two issued patents and three pending patent applications in China. We do not have, and have not applied for, any patent for our proprietary technologies outside China, although we have sold, and expect to continue to sell, a substantial portion of our products outside China.  Since the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries to which we sell our products.  If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected.  If we are required to stop selling such allegedly infringing products, seek licenses and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations, and financial condition may be materially and adversely affected.

Problems with product quality or product performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from achieving increased sales and market share.

Our products may contain defects that are not detected until after they are shipped or are installed.  Our PV modules are typically sold with a two-year limited product warranty for defects in materials and workmanship, and a five, ten, and twenty-year warranty against declines of initial power generation capacity by more than 10%, 10%, and 15%, respectively.  As a result, we bear the risk of extensive warranty claims long after we sell our products and recognize revenues.  We estimate and record a warranty obligation in cost of revenue at the time revenue is recognized.  As we began selling PV modules only since September 2005, none of our PV modules has been in use for more than five years.  Due to the short usage history of our products, we cannot assure you that our assumptions regarding the durability and reliability of our products are reasonable.  Our warranty provisions may be inadequate, and we may have to incur substantial expense to repair or replace defective products in the future.  Any increase in the defect rate of our products could cause us to increase the amount of our warranty reserves and have a correspondingly negative impact on our operating results.  Furthermore, widespread product failures may damage our market reputation, reduce our market share, and cause our sales to decline.

The lack or inaccessibility of government and private sector financing for off-grid solar energy applications could cause our sales to decline.

Our products are used for off-grid solar energy applications in developed and developing countries.  In some developing countries, government agencies and the private sector have, from time to time, provided subsidies or financing on preferred terms for rural electrification programs.  We believe that the availability of financing could have a significant effect on the level of sales of off-grid solar energy applications particularly in developing countries where users may not have sufficient resources or credit to otherwise acquire PV systems.  If existing financing programs for off-grid solar energy applications are eliminated or if financing is inaccessible, the growth of the market for off-grid solar energy applications may be materially and adversely affected, which could cause our sales to decline.  In addition, a rise in interest rates could render existing financings more expensive and be an obstacle for potential financings that would otherwise spur the growth of the PV industry.

Changes to existing regulations over the utility sector and the PV industry may present technical, regulatory, and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our products.

The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utilities companies.  These regulations and policies often relate to electricity pricing and technical interconnection of end user-owned power generation.  In a number of countries, these regulations and policies are being modified and may continue to be modified.  End users’ purchases of alternative energy sources, including PV products, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV products.  For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or for having the capacity to use power from the electricity transmission grid for back-up purposes.  These fees could increase end users’ costs of using our PV products and make our PV products less desirable, thereby having an adverse effect on our business, prospects, results of operations, and financial condition.

We anticipate that our PV products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection, and metering and related matters in various countries.  It is also burdensome to track the requirements of individual localities and design equipment to comply with the varying standards.  Any new government regulations or utility policies pertaining to our PV products may result in significant additional expenses to us, our distributors, and end users and, as a result, could cause a significant reduction in demand for our PV products.

Fluctuations in exchange rates could adversely affect our business.

A portion of our sales is currently denominated in U.S. dollars with the remainder in Renminbi and Euros, while a substantial portion of our costs and expenses is denominated in U.S. dollars and Renminbi with the remainder in Euros.  Therefore, fluctuations in currency exchange rates could have a material adverse effect on our financial condition and results of operations.  Fluctuations in exchange rates, particularly among the U.S. dollar, Renminbi, and Euro, affect our gross and net profit margins and could result in foreign exchange and operating losses.

We had net foreign currency translation adjustment gains of $1,147,270 and $192,466 as of October 31, 2008 and October 31, 2007, respectively.  We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.  We plan to reduce the effect of such exposure through hedging arrangements, such as entering into forward exchange contracts and foreign currency option contracts, but we cannot give assurances that such hedging activities will be effective in managing our foreign exchange risk exposure.

Our financial statements are expressed in U.S. dollars, but our functional currency is Renminbi.  The value of any investment in our stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi.  To the extent that we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a change to our income statement.  On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of any investment in our company, and the dividends we may pay in the future, if any, all of which could have a material adverse effect on the prices of our stock.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our manufacturing processes generate noise, wastewater, and gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with present environmental protection requirements and have all necessary environmental permits to conduct our business.  If more stringent regulations are adopted in the future, however, the costs of compliance with these new regulations could be substantial.  We believe that we have all necessary permits to conduct our business as it is presently conducted.  If we fail to comply with present or future environmental regulations, though, we may be required to pay substantial fines, suspend production, or cease operations.  We use, generate, and discharge toxic, volatile, and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities.  Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

As with other PV product manufacturers, we are exposed to risks associated with product liability claims in the event that the use of the PV products we sell results in injury or death.  Since our products are electricity producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation, or other causes.  We only commenced commercial shipment of our products in December 2005 and, due to limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business.  Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us.  The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments.   Additionally, because the insurance industry in China is still in its early stages of development, business interruption insurance, which we do not currently have, available in China offers limited coverage compared to that offered in many other countries.  Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

As of January 5, 2009, our directors and executive officers control approximately 50.35% of our outstanding shares of stock entitled to vote.  These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and some of our sales are made in China.  Thus, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in China.  The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange, and the allocation or resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on the Company.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government.  The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.  The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.

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

We conduct substantially all of our business through our subsidiaries, some of which are established in China.  Perfectenergy Shanghai and Perfectenergy Solar-Tech are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises.  China’s legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited precedential value.  Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  Since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in China based on United States laws or other foreign laws against us or our management.

We conduct a substantial portion of our operations in China, and the majority of our assets are located in the PRC.  In addition, all of our executive officers and most of our directors reside within China.  As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

We expect to rely on dividends paid by our subsidiaries for our cash needs in the future.

We conduct substantially all of our operations through our direct and indirect subsidiaries, some of which were formed in the PRC.  We expect to rely on dividends paid by Perfectenergy Shanghai, and Perfectenergy Solar-Tech for our cash needs in the future, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur, and to pay our operating expenses.  The payment of dividends by entities organized in China is subject to limitations.  Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China.  Our Chinese subsidiaries are also required to set aside at least 10% of their after-tax profit based on China’s accounting standards each year to their respective general reserves until the accumulative amount of such reserves reach 50% of the respective company’s registered capital.  These reserves are not distributable as cash dividends.  Our Chinese subsidiaries are also required to allocate a portion of their after-tax profits to their respective staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.  In addition, if any of our Chinese subsidiaries incurs debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar, Euro, and other currencies is affected by, among other things, changes in China’s political and economic conditions.  On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar.  Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  This change in policy has resulted in approximately 2.1% appreciation of Renminbi against U.S. dollar.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.  As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs.  In addition, as we expect to rely on dividends paid to us by our operating Chinese subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.  For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Certain portions of our revenues and expenses are denominated in Renminbi.  If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares.  Under China’s existing foreign exchange regulations, our Chinese subsidiary, Perfectenergy Shanghai, is able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange (SAFE) by complying with certain procedural requirements.  We cannot, however, make assurances that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by Perfectenergy Shanghai and Perfectenergy Solar-Tech under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including SAFE.  In particular, if either subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance either subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts.  These limitations could affect the ability of Perfectenergy Shanghai or Perfectenergy Solar-Tech to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us, or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies (“SPVs”), for the purpose of overseas equity financing.  Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment, or creation of any security interest in any assets located in China to guarantee offshore obligations.  Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006.  If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer, or liquidation to the SPV.  Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends, or affect our ownership structure, which could adversely affect our business and prospects.

Our business benefits from certain Chinese government incentives.  Expiration of, or changes to, these incentives could have a material adverse effect on our financial condition and operating results.

The Chinese government has provided various incentives to high-technology companies, including Perfectenergy Shanghai, in order to encourage development of the high-technology industry.  Such incentives include reduced tax rates and other measures.  For example, Perfectenergy Shanghai, which is registered and operating in a high-tech zone in Shanghai, has been qualified as a “high or new technology enterprise.”  As a result, it is entitled to a preferential enterprise income tax rate of 15% so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status.  We were entitled to a two-year exemption from the enterprise income tax for our first two profitable years of operation, which were 2005 and 2006.  In 2007, we were entitled to a 50% deduction of the income tax rate of 33%, which is a rate of 18%. For 2008 and 2009, we are entitled to a 50% deduction of the income tax rate of 25%, which is a rate of 12.5%.  When the currently applicable tax benefit expires, our effective tax rate may, however, increase.

On January 1, 2008, a new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).  The key changes were: (a) the new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs, except for high-tech companies, which pay a reduced rate of 15%; and (b) companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of 5 years or until the tax holiday term is completed, whichever is sooner.  These companies will pay the standard tax rate as defined in point “a” above during the grace period.  Since Perfectenergy Shanghai was established before March 16, 2007, we are qualified for the 12.5% tax rate as described above.  Before the grant of “high-tech company” status is provided by the government, a 25% tax rate will be applicable to us and our subsidiaries after the end of each respective tax holiday term.  Perfectenergy Solar-Tech was established in February 2008, and, thus, is subject to a 25% tax rate before the “high-tech company” status is provided. Any increase to our EIT rate could have a material adverse effect on our financial condition and results of operations.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu, SARS, or another epidemic or outbreak.  China reported a number of cases of SARS in April 2004.  In 2005, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases.  Any prolonged recurrence of avian flu, SARS, or other adverse public health developments in China may have a material adverse effect on our business operations.  These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities.  Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations.  We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS, or any other epidemic.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations in the PRC that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer that are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming, and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

Additionally, we may seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations.  If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission.  Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Risks Relating to Ownership of Our Securities

The OTC Bulletin Board is a quotation system, not an issuer listing service, market, or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange.  As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.

Because trades and quotations on the OTC Bulletin Board involve a manual process, market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing, and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

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

We are subject to the penny stock rules, and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience, and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock, and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, the stock market in which shares of our common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes.  The trading price of our common stock could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;

•	announcements of technological innovations, new services, or product lines by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

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

We incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we incur significant legal, accounting, and other expenses that Perfectenergy BVI did not incur as a private company prior to the share exchange transaction between the Company and Perfectenergy BVI that closed on August 8, 2007.  We incur costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC and the Financial Industry Regulatory Authority.  Complying with these requirements is time-consuming and costly.  Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management.  The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements.  The Public Company Accounting Oversight Board has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404.  There can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe.  Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations, or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment.  Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

Since, prior to the Share Exchange, Perfectenergy BVI operated as a private company without public reporting obligations, Perfectenergy BVI has committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company.  Recently, we have taken measures to address and improve our financial reporting and compliance capabilities, and we are in the process of instituting changes to satisfy our obligations in connection with joining a public company, when and as such requirements become applicable to us.  Prior to taking these measures, we did not believe we had the resources and capabilities to do so.  We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company.  We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof.  If our financial and managerial controls, reporting systems, or procedures fail, we may be unable to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us.  Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividend is within the discretion of our Board of Directors.  We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

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

ITEM 2.                      PROPERTIES

Offices and Facilities

The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date

No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China 201100	headquarters; manufacturing facility	6,200	May 31, 2011

Tannenweg 8-10, 53757 Sankt Augustin, Germany	European sales and marketing office	274	November 2010

569 Zhuan Sheng Road, Shanghai, People’s Republic of China 201100	Perfectenergy Solar-Tech production facility	1,943	March 2010

We lease the space for our headquarters and factory premises under a property lease agreement that expires on May 31, 2011, with an option to renew the lease.  We lease the space for our sales and marketing office in Germany under a property lease agreement that expires in November 2010.  The additional production facility used by Perfectenergy Solar-Tech is leased under a property lease agreement that expires in March 2010.  At October 31, 2008, minimum future commitments under the lease agreements were as follows:

Year Ended October 31	Amount
2009		$289,958
2010		$262,279
2011		$120,467
Thereafter	$	―

Captain Black Property

Although we continue to own the “Captain Black Property,” which consists of a 100% interest in one mineral claim, comprising 22 claim units, known as the Captain Black property located in the Omenica Mining District, British Columbia approximately 72 km southwest of Houston, British Columbia, we have completely ceased all mining operations.  This mineral claim was in good standing until January 13, 2008.  We acquired the Captain Black property pursuant to a mineral purchase and sale agreement, dated October 27, 2005, with Kleinebar Resources Ltd. in consideration for the payment of $5,000 to Kleinebar Resources and an additional $10,000 in exploration and development costs on the Captain Black property that we were required to pay by July 30, 2006.  On April 27, 2006, we completed our acquisition of this mineral claim by paying the sum of $10,000 to Kleinebar Resources, who conducted and completed the initial phases of the exploration program on the property.  As disclosed in our previously filed reports, however, as result of our failure to generate revenues from this mineral claim, the anticipated costs of further exploration activities, lengthy delays in our ability to generate revenues, and the conclusions contained in the geological report for the Captain Black Property, our management decided that it was not in our best interests to pursue the mining business, and thus we abandoned all mining operations on this mineral claim and sought other business opportunities to substantiate stockholder value, resulting in the Share Exchange transaction that closed on August 8, 2007.

ITEM 3.                      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2008, we held an annual meeting of our security holders (the “Annual Meeting”) for three purposes.

Re-election of Directors

The first purpose of the Annual Meeting was to re-elect five directors to serve until the 2009 annual meeting of shareholders.  Each of the five director-nominees was re-elected by casting of the following votes:

Name of Nominee	FOR	WITHHELD

Wennan Li	14,658,611	500
Min Fan	14,658,611	500
Yunxia Yang	14,658,611	500
Adam Roseman	14,658,611	500
Yajun Wu	14,658,611	500

Ratification of Auditors

The second purpose of the Annual Meeting was to ratify the appointment of Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as our independent registered public accounting firm for the 2008 fiscal year.  The appointment of Moore Stephens as our independent registered public accounting firm for the 2008 fiscal year was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION

14,659,111	0	0

Ratification of Stock Plan

The third purpose of the Annual Meeting was to ratify our 2007 Stock Incentive Plan.  Our 2007 Stock Incentive Plan was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION

14,658,611	500	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PFGY."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB for each quarterly period within our two most recent fiscal years.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

October 31, 2008	$1.85	$0.28
July 31, 2008	$2.85	$1.35
April 30, 2008 (1)	$5.20	$2.04
January 31, 2008 (1)	$7.96	$5.00

October 31, 2007 (1)	$6.00	$4.60
July 31, 2007 (1)	$6.20	$5.00
April 30, 2007 (1)(2)	$4.00	$0.03
January 31, 2007 (2)	$0.03	$0.03

(1) We effected a 4-for-1 reverse stock split on March 24, 2008, and the high and low bid information in the table for the period April 17, 2007 to March 24, 2008 reflects the reverse split.
(2) We effected a 1-for-7.54 forward stock split on April 16, 2007, and the high and low bid information in the table for the period November 1, 2006 to April 16, 2007 reflects the forward split.

As of January 16, 2009, the closing sales price for shares of our common stock was $0.60 per share on the Over-The-Counter Bulletin Board.

Holders

As of January 5, 2009, we have approximately 31 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and their telephone number is (480) 481-3940.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of October 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	1,218,060	(1)	$2.93	281,940	(2)

Equity compensation plans not approved by security holders	―		―	―
Total	1,218,060		$$2.93	281,940

(1)	Includes outstanding options granted pursuant to the Company’s 2007 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Incentive Plan.

On September 5, 2007, our board of directors approved the 2007 Stock Incentive Plan (the “Plan”), which was also approved by a majority of our shareholders at our annual shareholder meeting held on September 2, 2008.  All of our employees, officers, and directors, and those of our consultants and advisors who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards (each, an “Award”) under the Plan.  The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration, in the applicable option agreement.  Awards may be made under the Plan for up to 1,500,000 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to any participant under the Plan is 500,000 shares of common stock.  The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off, any distribution to holders of common stock other than a normal cash dividend, and liquidation or dissolution.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Perfectenergy International Limited for the fiscal years ending October 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We were originally incorporated on February 25, 2005 in the State of Nevada under our former name “Crestview Development Corporation.”  As a result of a share exchange transaction that closed on August 8, 2007, our business is the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems through our direct and indirect wholly owned subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Inventories constitute a majority of our current assets as reflected in our balance sheets as of October 31, 2008 and 2007.  The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

We estimate the amount of excess inventories by comparing inventory on hand with the estimated sales that can be sold within our operating cycle.  To estimate the amount of obsolete inventories, we analyze movement of our products, monitor competing technology, and evaluate acceptance of our products in the marketplace.  Based on this information, we estimate inventories that cannot be sold at all or can only be sold at deeply discounted prices.

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

Revenue Recognition

We derive revenue principally from sales of solar cells and modules.  Revenue from sales of products is recognized when the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) the sales price is fixed or determinable; and (v) collectability is reasonably assured. Please see Note 2 to our financial statements, under the caption “Revenue Recognition.”  Sales revenue represents the invoiced value of goods, net of value-added tax (VAT).

Research and Development

Research and development expense include salaries, consult fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as incurred as they do not directly related to any particular licensee, licensee agreement, or licenses fee.

Deferred Tax Assets

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  We do not expect a valuation allowance to be made against deferred tax assets.

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

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  For warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Cox-Ross-Rubinstein binomial option pricing model.  That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments.  The value of the warrants and options were based on our common stock price on the date the warrants and options were issued or granted.  The identification of, and accounting for, derivative instruments and the assumptions used to value them may significantly affect our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently assessing the impact of SFAS 161 on our financial position and results of operations.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  This statement had no material impact on the Company’s results of operations, financial position, or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF No. 07-5.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  Management is currently evaluating the impact of adoption of EITF 08-4.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for year ended October 31, 2008.

RESULTS OF OPERATIONS

We reported the results of our operations for the transition period from January 1, 2007 to October 31, 2007 on a Form 10-KSB, and  the following table sets forth the results of our operations for the fiscal years ended October 31, 2008 and 2007 and the ten months ended October 31, 2007:

	Fiscal Year ended October 31,				Ten Months Ended
		% of	2007	% of	October 31,	% of
	2008	Revenues	(Unaudited)	Revenues	2007	Revenues
REVENUES	$63,660,023	100.0%	$10,135,296	100.0%	$8,565,494	100.0%

COST OF REVENUES	60,973,113	95.8%	9,810,500	96.8%	8,370,686	97.7%

GROSS PROFIT	2,686,910	4.2%	324,796	3.2%	194,808	2.3%

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	6,256,817	9.8%	1,761,741	17.4%	1,467,800	17.1%

INCOME (LOSS) FROM OPERATIONS	(3,569,907)	(5.6)%	(1,436,945)	(14.2)%	(1,272,992)	(14.9)%

OTHER EXPENSES (INCOME), NET	(11,714,749)	(18.4)%	307,082	3.0%	296,743	3.5%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,144,842	12.8%	(1,744,027)	(17.2)%	(1,569,735)	(18.3)%

PROVISIONS FOR INCOME TAXES	63,652	0.1%	(73,985)	(0.7)%	(73,985)	(0.9)%

NET INCOME (LOSS)	8,081,190	12.7%	(1,670,042)	(16.5)%	(1,495,750)	(17.5)%

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	954,668	1.5%	144,401	1.4%	135,404	1.6%

COMPREHENSIVE INCOME	9,035,858	14.2%	(1,525,641)	(15.1)%	(1,360,346)	(15.9)%

REVENUES.  During the fiscal year ended October 31, 2008, we had revenues of $63.7 million as compared to revenues of $10.1 million (unaudited) during the fiscal year ended October 31, 2007, an increase of approximately 528%.  The increase in revenues is attributable to the continued increase in sales of our solar cells and solar modules from our expanded production, which is six times larger in size from 2007.  In August 2007, we also obtained TUV certification of our products, which provides safety and quality verification helping us achieve continued growth in European markets.  During the fiscal year ended October 31, 2008, the increase in our European sales was attributable to the TUV certification of our products.

COST OF REVENUES.  Cost of revenues for the fiscal year ended October 31, 2008 was $61.0 million as compared to $9.8 million (unaudited) for the fiscal year ended October 31, 2007, an increase of approximately 522%.   The increase in revenue costs is attributable to generally in line with our increased sales with cost savings as a result of capacity expansion compared to that in 2007.

GROSS PROFIT.  Our gross profit for the fiscal year ended October 31, 2008 was $2.7 million as compared to a gross profit of $0.3 million (unaudited) for the fiscal year ended October 31, 2007, representing gross margins of approximately 4.2 % and 3.2%, respectively.  The increase in gross profits is attributable to was mainly due to increased average selling price of our PV module products and our increased use of self-manufactured PV cells in the production of our solar module products. The falling of Euro against Chinese Yuan has a negative impact on the selling price in the fourth quarter, which lowered our overall gross margin for the year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.  Selling, general, and administrative expenses totaled $6.3 million for the fiscal year ended October 31, 2008 as compared to $1.8 million (unaudited) for the fiscal year ended October 31, 2007, an increase of approximately 255%.  The increase was caused by sales-related expenses such as transportation costs and additional expenses incurred for the expansion of our office facilities and hiring of new employees, including expenses such as rental, utilities, and for salaries. Other extra expense items include those paid for consulting, legal, and other services related to being a public company in the U.S. The increase is also attributable to the increase in stock based compensation, which totaled approximately $1.6 million for the fiscal year ended October 31, 2008 as compared to approximately $0.3 million (unaudited) for the fiscal year ended October 31, 2007.  This increase is mainly attributed to increased issuances of options to our employees under our stock option plan adopted in September 2007, which covers certain qualified employees, officers, and directors of the Company.

OTHER EXPENSES (INCOME).  Other income for the fiscal year ended October 31, 2008 consisted of non-operating income, interest income and change in fair value of derivative instruments. We had other income of $11.7 million for the fiscal year ended October 31, 2008 as compared to other expenses of $0.3 million (unaudited) for the fiscal year ended October 31, 2007, The increase in other income was mainly due to a decrease in the fair market value of our outstanding warrants.

NET INCOME (LOSS).  We had net income of $8.1 million for the fiscal year ended October 31, 2008 as compared to a loss of $1.7 million (unaudited) for the fiscal year ended October 31, 2007.  The increase in net income is attributable to additional profits generated from expanded production facilities as well as the positive impact from a change in the fair market value of outstanding warrants.

LIQUIDITY

Cash Flows

Net cash flow used in operating activities was $3.6 million (unaudited) for the fiscal year ended October 31, 2007, while net cash flow used in operating activities was $2.6 million for the fiscal year ended October 31, 2008.  The decrease in net cash flow used in operating activities was mainly due to better utilized credits from our suppliers and an increase in customer deposits.

Net cash flow used in investing activities was $5.3 million and $1.9 million (unaudited) for the fiscal year ended October 31, 2008 and 2007, respectively.  The increase in net cash flow used in investing activities was due to an increase in equipment purchases and leasehold improvements for capacity expansion during the fiscal year ended October 31, 2008.

Net cash flow provided by financing activities was $26,000 for the fiscal year ended October 31, 2008, while net cash flow provided by financing activities was $15.1 million (unaudited) for the fiscal year ended October 31, 2007.  The decrease in net cash flow provided by financing activities was mainly due to the issuance of common stock valued at $16.0 million during the fiscal year ended October 31, 2007 as compared to $26,000 during the fiscal year ended October 31, 2008.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.  Construction began in June 2008 and is expected to be completed in May 2009.  As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay Science Park approximately $2.71 million, $0.28 million of which was paid during the fiscal year ended October 31, 2008 and the reminder of which must be paid by March 18, 2009.  In addition to the land use right purchase, we are also obligated to spend, at a minimum, approximately $11.4 million under the Investment Agreement on our Science Park facility, which amount we plan to use for the construction of a manufacturing plant and additional cell production and lamination lines over the next two years.  We expect to fund this expansion with our existing working capital and additional private financing.  These planned expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise more equity capital.

CAPITAL RESOURCES

We have financed our operations primarily with cash flows from operations and net proceeds of $15.99 million from a private placement financing transaction that closed in August 2007.  Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 8 months.  The proceeds from the private placement financing will continue to be used for general working capital purposes, including funding the purchase of additional equipment for the solar energy product production lines, advertising and marketing expenses, research and development, and the purchase of silicon that we need for our operations.  We cannot, however, provide assurances that the proceeds raised in the August 2007 financing will be sufficient for the planned expansion of our operations.  Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

CONTRACTUAL OBLIGATIONS

We have certain fixed contractual obligations and commitments that include future estimated payments.  Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates.  We cannot provide certainty regarding the timing and amounts of payments.  We present in the table below a summary of the most significant assumptions used in our determination of amounts in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

As mentioned above under “Material Impact of Known Events on Liquidity,” Perfectenergy Solar-Tech has a contractual obligation to pay approximately $2.43 million by March 18, 2009 for acquiring the land use rights for certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China from the local government.  We expect to make such payments after obtaining pre-construction approvals from local authorities.

The following table summarizes our contractual obligations as of October 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations :
Bank Indebtedness	$—	$—	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases (1)	$672	$290	$382	$—	$—
Purchase of Land Use Rights	$2,430	$2,430	$—	$—	$—
Purchase Obligations (2)	$35,878	$8,872	$21,287	$5,719	$—
Total Contractual Obligations:	$38,980	$11,592	$21,669	$5,719	$—

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

(2)
Purchase obligations consist of obligations under our silicon wafers supply purchase contracts.  The amounts disclosed are actual obligations and estimated future obligations that we have with Tianjin Huan-ou.  For more information on these purchase contracts, please see the descriptions above under the section titled “Business.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the fiscal years ending October 31, 2008 and 2007 begin on the following page.

PERFECTENERGY INTERNATIONAL LIMITED
CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perfectenergy International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Perfectenergy International Ltd. and subsidiaries as of October 31, 2008 and 2007 and the related consolidated statements of operations and other comprehensive income (loss), shareholders’ equity, and cash flows for the year ended October 31, 2008 and the ten months ended October 31, 2007.  Perfectenergy International Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfectenergy International Ltd. and subsidiaries as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended October 31, 2008 and the ten months ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
January 21, 2009

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2008 AND 2007

ASSETS

	2008	2007

CURRENT ASSETS:
Cash	$2,022,052	$9,701,545
Accounts receivable	3,880,053	13,834
Other receivables	47,356	14,901
Inventories	6,201,743	4,106,808
Prepayments	6,225,170	1,375,401
Prepaid income taxes	110,420	-
Refundable taxes credit on export sales	242,154	-
Deferred expenses	-	348,993
Deferred tax assets	17,259	75,725
Total current assets	18,746,207	15,637,207

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	8,105,990	1,866,527

OTHER ASSETS:
Advances on equipment purchases	373,873	1,169,616

Total assets	$27,226,070	$18,673,350

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,019,634	$238,209
Accrued liabilities	1,062,595	55,403
Customer deposits	3,656,179	1,348,574
Other payables	443,145	270,868
Taxes payable	196,690	3,772
Total current liabilities	11,378,243	1,916,826

FAIR VALUE OF DERIVATIVE INSTRUMENTS	729,688	12,466,686

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 and 29,575,761 shares issued and outstanding as of October 31, 2008
and October 31, 2007, respectively	29,627	29,576
Additional paid-in capital	6,509,898	4,717,506
Statutory reserves	110,068	110,068
Retained earnings (deficit)	7,321,412	(759,778)
Accumulated other comprehensive income	1,147,134	192,466
Total shareholders' equity	15,118,139	4,289,838

Total liabilities and shareholders' equity	$27,226,070	$18,673,350

The accompanying notes are an integral part of this statement.
See report on independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED OCTOBER 31, 2008 AND TEN MONTHS ENDED OCTOBER 31, 2007

	Year ended	Ten months ended
	October 31, 2008	October 31, 2007
REVENUES	$63,660,023	$8,565,494

COST OF REVENUES	60,973,113	8,370,686

GROSS PROFIT	2,686,910	194,808

OPERATING EXPENSES:
Selling, general and administrative	6,035,801	1,375,497
Research and development	221,016	92,303
Total operating expenses	6,256,817	1,467,800

LOSS FROM OPERATIONS	(3,569,907)	(1,272,992)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(20,083)	(59,741)
Interest income	86,691	3,084
Non-operating income	22,059	-
Non-operating expense	(110,916)	-
Change in fair value of derivative instruments	11,736,998	(240,086)
Total other income (expense), net	11,714,749	(296,743)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,144,842	(1,569,735)

PROVISION FOR INCOME TAXES	63,652	(73,985)

NET INCOME (LOSS)	8,081,190	(1,495,750)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	954,668	135,404

COMPREHENSIVE INCOME (LOSS)	$9,035,858	$(1,360,346)

EARNINGS PER SHARE:
Basic	$0.27	$(0.06)
Diluted	$0.27	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,609,117	24,337,345
Diluted	29,713,312	24,337,345

The accompanying notes are an integral part of this statement.
See report on independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained earnings (deficit)		other
	Common stock		paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2006	22,303,048	$22,303	$1,279,263	$110,068	$735,972	$57,062	$2,204,668

Issuance of common stock for cash	6,571,986	6,572	3,999,799				4,006,371
Issuance of common stock for services	700,727	701	(240,701)				(240,000)
Reversal of capital contribution receivable			(658,637)				(658,637)
Options issued to employees			337,782				337,782
Net loss					(1,495,750)		(1,495,750)
Foreign currency translation adjustments						135,404	135,404

BALANCE, October 31, 2007	29,575,761	$29,576	$4,717,506	$110,068	$(759,778)	$192,466	$4,289,838

Issuance of common stock for cash	9,375	9	26,241				26,250
Issuance of common stock for late registration penalty	41,780	42	167,078				167,120
Options issued to employees			1,599,073				1,599,073
Net income					8,081,190		8,081,190
Foreign currency translation adjustments						954,668	954,668

BALANCE, October 31, 2008	29,626,916	$29,627	$6,509,898	$110,068	$7,321,412	$1,147,134	$15,118,139

The accompanying notes are an integral part of this statement.
See report on independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2008 AND TEN MONTHS ENDED OCTOBER 31, 2007

	Year ended	Ten months ended
	October 31, 2008	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,081,190	$(1,495,750)
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation	329,115	144,644
Bad debt	8,737	-
Inventory written off	163,921	40,685
Loss (gain) from disposal of equipment	334	(131)
Compensation expense for options issued to employees	1,599,073	337,782
Change in fair value of derivative instruments	(11,736,998)	240,866
Late registration penalties	167,120	-
Changes in assets and liabilities:
Accounts receivable	(3,882,644)	512,344
Other receivables	(31,088)	7,464
Inventories	(1,839,510)	(2,428,930)
Prepayments	(4,708,209)	(1,099,668)
Prepaid income taxes	(107,255)	-
Refundable taxes credit on export sales	(235,211)	-
Deferred expenses	370,609	(340,971)
Deferred tax assets	63,652	(73,984)
Accounts payable	5,658,242	(774,020)
Accrued liabilities	982,233	29,568
Customer deposits	2,171,189	1,039,902
Other payables	171,929	180,819
Taxes payable	181,198	(33,514)
Net cash used in operating activities	(2,592,373)	(3,712,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(4,984,344)	(721,785)
Advances on equipment purchases	(363,155)	(1,142,732)
Net cash used in investing activities	(5,347,499)	(1,864,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,250	15,992,971
Payments on shareholders and officers loan	-	(840,506)
Net cash provided by financing activities	26,250	15,152,465

EFFECT OF EXCHANGE RATE CHANGES ON CASH	234,129	37,282

(DECREASE) INCREASE IN CASH	(7,679,493)	9,612,336

CASH, beginning of year	9,701,545	89,209

CASH, end of year	$2,022,052	$9,701,545

Supplemental disclosures:
Interest paid	$-	$68,874
Income taxes paid	$107,255	$-

The accompanying notes are an integral part of this statement.
See report on independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Note 1 – Background

Perfectenergy International Limited (“PFGY” or “the Company”) was incorporated in the State of Nevada on February 25, 2005.  The Company, through its subsidiaries, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  The Company’s manufacturing and research facility is located in Shanghai, China, and it has sales and services offices in Shanghai, China, and Germany.

On August 8, 2007, the Company entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy International Limited (“Perfectenergy BVI”), the Perfectenergy BVI Shareholders, and Crown Capital Partners, S.A.  Pursuant to the terms of the Amended Agreement, the Company agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 15,000,000 shares of our common stock to the Perfectenergy BVI Shareholders on the basis of 14,299.3327 common shares in the capital of PFGY for every one share of Perfectenergy BVI.  For accounting purposes, the acquisition of Perfectenergy BVI was treated as a recapitalization of Perfectenergy BVI with Perfectenergy BVI as the acquirer.  Thus, the historical financial statements of Perfectenergy BVI were recapitalized with the historical equity shares of the Company.  Immediately after the closing of the Amended Agreement, the Company had 22,303,048 shares of common stock issued and outstanding, including the 8,001,825 shares of common stock owned by the pre-exchange shareholders of PFGY.

Perfectenergy BVI was incorporated in the British Virgin Islands as an International Business Company on April 1, 2005.

Perfectenergy (Shanghai) Limited ( “Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005 with a registered capital of $310,000 (RMB 2,500,000). Perfectenergy Shanghai is wholly owned by Perfectenergy BVI.  On August 28, 2007, pursuant to a change in bylaws, the registered capital of Perfectenergy Shanghai was increased from $1,232,687 (RMB 10,000,000) to $9,210,635 (RMB 70,000,000).

Under an agreement between Xiaochun Haas and Perfectenergy BVI dated September 20, 2007 (“GmbH Agreement”), Perfectenergy GmbH, was formed in Germany on November 9, 2007 as a corporation that markets, installs, and provides after-sales services for the Company’s PV products sold in the European market.  The GmbH Agreement supplemented an oral understanding between the parties dated August 26, 2007, on which day the parties agreed that Ms. Haas would form Perfectenergy GmbH in Germany as a private company and would become the sole shareholder and Chief Executive Officer of Perfectenergy GmbH with all expenses relating to the formation paid by the Company.  Pursuant to the GmbH Agreement, Ms. Haas was to transfer her ownership in Perfectenergy GmbH to Perfectenergy BVI as soon as practicable.  The parties completed the transfer of Perfectenergy GmbH’s equity securities to Perfectenergy BVI in March 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company plans to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will expand lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  As of October 31, 2008, this subsidiary was still in the pre-operating stage.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements reflect the activities of the Company and its wholly owned subsidiaries, Perfectenergy International Limited (“Perfectenergy BVI”), Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”).

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements are in U.S. dollars and include PFGY and each of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation.

(b) Change of Year End

Prior to the acquisition, Perfectenergy BVI’s and Perfectenergy Shanghai’s reporting year end was December 31.  PFGY’s reporting year end is October 31.  For purposes of consistency, Perfectenergy BVI and Perfectenergy Shanghai changed each of their fiscal year ends to October 31.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality, and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; actual amounts, however, may differ from those estimates.

(d) Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and other payables to approximate their fair values because of the short period of time between the origination of such instruments, their expected realization, and their current market rate of interest.

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at October 31, 2008 were translated at 6.826 RMB to $1.00 as compared to 7.46 RMB to $1.00 at October 31, 2007.  The assets and liabilities of the Company’s German subsidiary at October 31, 2008 were translated at €0.766 to $1.00.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the year ended October 31, 2008 and ten months ended October 31, 2007 were 7.03 RMB and 7.70 RMB, respectively.  The average translation rates applied to income statement accounts of the Company’s German subsidiary for the year ended October 31, 2008 were €0.668 to $1.00.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

(g) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $163,921 and $40,685 for the year ended October 31, 2008 and the ten months ended October 31, 2007, respectively.  As of October 31, 2008, the Company determined that no reserves are necessary.

(h) Equipment and Leasehold Improvements

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(i) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of October 31, 2008, the Company expects these assets to be fully recoverable.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

(j) Customer deposits

Customer deposits are prepayments from our customers.  A majority of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(k) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The value added tax applied is 17% in the PRC and 19% in Germany, respectively, of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished product.

(l) Provision for Income Taxes

Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

The Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

(m) Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance, and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2009.

(n) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses.  Shipping and handling expense of sales amounted to $682,166 and $12,640 for the year ended October 31, 2008 and the ten months ended October 31, 2007, respectively.

(o) Advertising

Advertising and promotion expenses are expensed as incurred.  Advertising expense amounted to $24,268 and $3,440 for the year ended October 31, 2008 and the ten months ended October 31, 2007, respectively.

(p) Research and Development Costs

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

(q) Earnings Per Share

SFAS No. 128, "Earnings per Share," requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

	Year Ended October 31,	Ten Months Ended October 31,
	2008	2007

Net income (loss) for basic earnings per share	$8,081,190	$(1,495,750)

Weighted average shares used in basic computation	29,609,117	24,337,345
Diluted effect of options and warrants	103,195	-
Weighted average shares used in diluted computation	29,712,312	24,337,345

Weighted Average Earnings per share
Basic	$0.27	$(0.06)
Diluted	$0.27	$(0.06)

For the year ended October 31, 2008, the average stock price was greater than the exercise prices of the 460,000 warrants and 407,169 options, which resulted in additional weighted average diluted common stock equivalents of 103,195; outstanding warrants in the amount of 3,515,714 were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The Company has a net loss for the ten months ended October 31, 2007, and none of the 4,052,897 potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

(r) Derivative Financial Instruments

The Company determines the classification of all debt and equity pursuant to the terms of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ,” SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Often, the terms of various agreements result in liability accounting for equity instruments that must be marked to market each reporting period with the change in fair value recorded in other income and expenses.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

(s) Stock-Based Compensation

The Company records and reports stock based compensation pursuant to SFAS 123R, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. (EITF) 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Note 3 – Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to the current practice resulting from the application of this statement relates to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

In December 2007, the SEC issued SAB 110.  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies that do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate.  The Company will continue to use the “simplified” method until it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms in accordance with SAB 110.  SAB 110 became effective for the Company on January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 ("FSP FAS 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP FAS 157-1 does not apply under FASB Statement No. 13 (“Statement 13”), "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157.  The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

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

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles."  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF No. 07-5.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  Management is currently evaluating the impact of adoption of EITF 08-4.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  Management is currently evaluating the impact of adoption of SFAS 157-3.

Note 4 – Accounts Receivable

The Company conducts its business operations in the PRC.  Management believes that the trade accounts are fully collectible.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary.  At October 31, 2008, there was no allowance for doubtful accounts as all account balances were considered collectible.

Accounts receivable consisted of the following:

	October 31, 2008	October 31, 2007
Accounts receivable	$3,880,053	$13,834
Less: allowance for doubtful accounts	―	―
Total	$3,880,053	$13,834

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Note 5 – Inventories

Inventories consisted of the following:

	October 31, 2008	October 31, 2007
Raw materials	$1,231,574	$1,900,208
Finished goods	3,896,110	1,854,882
Work in progress	1,070,513	310,192
Supplies	3,546	41,526
Totals	$6,201,743	$4,106,808

Note 6 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $6,225,170 and $1,375,401 as of October 31, 2008 and 2007, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	October 31,	October 31,
	2008	2007
Leasehold Improvements	$650,167	$76,648
Transportation equipment	275,070	208,570
Machinery	2,311,735	843,939
Office equipment	154,070	66,646
Construction in progress	5,317,155	913,267
Totals	8,708,197	2,109,070
Less accumulated depreciation	(602,207)	(242,543)
Totals	$8,105,990	$1,866,527

Depreciation expense for the year ended October 31, 2008 and ten months ended October 31, 2007 amounted to $329,115 and $144,644, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Note 8 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $373,873 and $1,169,616 as of October 31, 2008 and 2007, respectively.

Note 9 – Late Registration Penalties

In connection with the issuance of common stock and warrants (the “Securities”) on August 8, 2007, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the Securities (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the Securities and Exchange Commission by January 5, 2008.  A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the purchase price of the Securities.  The registration statement was declared effective on March 5, 2008.  The Company owed the Investors a total of $1,079,467 as a late registration payment, which was accrued and charged to earnings during the period.

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, which to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of October 31, 2008, the Company paid $390,738 to the Investors and issued an aggregate 41,780 shares to seven of the Investors in lieu of a cash payment.

Note 10 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees.  For the year ended October 31, 2008 and the ten months ended October 31, 2007, the Company made pension contributions in the amount of $157,971, and $76,883, respectively.

Note 11 – Shareholder’s Equity

In June 2006, pursuant to an agreement between the shareholders of Perfectenergy BVI prior to the share exchange transaction (“Original Shareholders”), the Original Shareholders agreed to increase the capital of Perfectenergy BVI from $360,000 to $1,232,687 (RMB 10,000,000).  In July 2007, the Original Shareholders cancelled the increase of capital requirement and the remaining $658,637 is no longer required to be contributed by the Original Shareholders.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

On August 8, 2007, the Company sold an aggregate total of 6,571,986 units at $2.80 per Unit (or an aggregate purchase price of $18,400,000) for total net proceeds of $15,992,971.  Each unit consisted of one common share and one-half purchase warrant (“Investor Warrants”), with each whole warrant entitling the holder to purchase an additional common share at an exercise price of $3.80 for a period of 30 months.  In connection with the offering, the Company paid a placement fee of 7% totaling $1,288,000 and an advisory fee of 1% of the gross proceeds totaling $184,000 in cash.

Concurrent with the private placement, the Company issued 1,840,000 and 920,000 warrants to the placement and advisory agents (collectively, as “Placement and Advisory Warrants”) with an exercise price of $2.80 and $3.80, respectively.  These warrants have a 3-year term.

In connection with the recapitalization on August 8, 2007, the Company entered into a consulting agreement (the “Fee Agreement”) with Transworld Capital Group Inc., a Hong Kong limited liability company (referred to as the “Consultant”).  Based on this Fee Agreement, the Company had to pay consulting fees totaling $240,000 in cash upon closing of the Amended Agreement (see Note 1).  In addition, Perfectenergy BVI issued 49 Perfectenergy BVI shares to the Consultant.  These 49 Perfectenergy BVI shares were part of the shares exchanged for 770,727 shares of PFGY‘s common shares.  The $240,000 was recorded as a reduction of capital as the consulting services were provided in connection with the private placement.

Note 12 – Derivative Instruments

In order for the Investor Warrants to be accounted for as equity, such warrants must comply with FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock” (“EITF 00-19”).  EITF 00-19 required that the Investor Warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control deemed not to be within the Company’s control, but the Investor Warrants failed such test, resulting in a classification of the Investor Warrants as derivative instrument liabilities rather than as equity instruments.  The Company allocated the proceeds received between the common stock and Investor Warrants first to the Investor Warrants based on the fair value on the date the proceeds were received with the balance to common stock. Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the ten months ended October 31, 2007, a loss of $240,086 was recognized in the accompanying income statement based on the increase in fair value since issuance. For the year ended October 31, 2008, a gain of $11,736,998 was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At October 31, 2008, the fair value of the derivative instrument totaled $729,688.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The value of the Investor Warrants at October 31, 2008 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 120%; risk free interest rate 1.45%; dividend yield of 0%; and expected term of 1.27 years of the Investor Warrants and 1.77 years of the Placement and Advisory Warrants.  The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

As of October 31, 2008, the Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, December 31, 2006	―	―	―	―
Granted	3,975,714	3,975,714	$3.68	2.59
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2008	3,975,714	3,975,714	$3.68	1.36

Note 13 – Accounting for Stock-Based Compensation

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Perfectenergy BVI’s stock was not traded when the options were granted.  Therefore, Perfectenergy BVI had to estimate the market value of its shares.  There was no significant change in the business between December 2005 and March 21, 2007, and Perfectenergy BVI used an August 2006 transaction price of $468 per share as the market price.  At that market price, the 50 employee options had a fair value of approximately $9,445, and they are being amortized over the vesting period.

On July 27, 2007, Perfectenergy BVI entered into Termination Agreements for Options with employees who were granted such stock options and cancelled all outstanding stock options.  There was no effect on the financial statements when the options were cancelled.

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  During the ten months ended October 31, 2007, under the Stock Incentive Plan, the Company issued 1,282,358 options to the employees and the directors of the Company, of which 164,298 options were cancelled in December 2007 and 25,000 were cancelled in March 2008.  75,000 of such issued options vested immediately, 1,168,060 of such options were to vest evenly on an annual basis over the three years following the grant date of August 8, 2007, of which 164,298 options were cancelled in December 2007, and 25,000 were cancelled in March 2008, and 39,298 of such options were to vest evenly on a monthly basis over the thirty-six months following the grant date of August 8, 2007.  The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0% and the stated exercise prices and expiration dates of the instruments and using an average risk-free rate of 4.5%.

On February 1, 2008, the Company issued 125,000 options to the Company’s Chief Financial Officer.  All options vest evenly on an annual basis over the three years following the date of grant.  The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0% and the stated exercise prices of the instruments and using an average risk-free rate of 2.36%.

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy.  The value of the options was based on the Company’s common stock price on the date each option was granted. Because the Company does not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of each option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Stock-based award activity during the quarter ended October 31, 2008 was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2006	―	―	―
Granted	1, 282,358	$2.80	$2,906,953
Forfeited	―	―	―
Exercised	―	―	―
Balance, October 31, 2007	1,282,358	$2.80	$3,130,565
Granted	125,000	4.08	90,000
Forfeited	(189,298)	2.80	―
Exercised	(9,375)	2.80	―
Balance, October 31, 2008	1,208,685	$2.93	$ ―

As of October 31, 2008, approximately $2.93 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1.77 years.  As of October 31, 2008, 407,169 of the outstanding options are exercisable. Compensation expenses for the year ended October 31, 2008 and the ten months ended October 31, 2007 were $1,599,073 and $337,782, respectively.

Stock-based award as of October 31, 2008 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price		Average Remaining Contractual Life

1,083,685	$2.80	8.78	407,169		$2.80	8.78
125,000	$4.08	4.51	―	$	―	―

Note 14 – Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations to investors, in proportions determined at the discretion of the board of directors, after the statutory reserve.  The statutory reserve includes the surplus reserve fund and the enterprise fund.  The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to each of their sole shareholder, Perfectenergy BVI.  For the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007.

Note 15 – Income Taxes

Under the income tax laws of the PRC, Chinese companies are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where enterprises are granted a three-year income tax exemption and a 50% income tax reduction for the next three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, which are granted a two-year income tax exemption and a 50% income tax reduction for the next three years.

Perfectenergy Shanghai was established on July 8, 2005 as a wholly owned subsidiary of the Company, a foreign enterprise in the PRC.  Thus, Perfectenergy Shanghai was granted an income tax exemption for the years ended December 31, 2006 and 2005, was entitled to a 50% reduction of the income tax rate of 33% for 2007 (or a rate of 16.5%), and is entitled to a 50% reduction of the income tax rate of 25% for 2008 and 2009 (or a rate of 12.5%).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES’s”) and Foreign Invested Enterprises (“FIEs”).  The key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES’s and FIEs, except for high tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of 5 years or until the end of the tax holiday term, whichever is sooner.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate as of October 31, 2008:

	Year Ended October 31,	Ten Months Ended October 31,
	2008	2007
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.5)	(16.5)
Effective income tax rates	12.5%	16.5%

Since Perfectenergy Shanghai had an operating loss for the ten months ended October 31, 2007, the loss can be carried forward to offset income for the next five years.  The Company recorded deferred tax assets of $17,259 and $75,725 as of October 31, 2008 and 2007, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax, plus solidarity surcharge and trade tax is 30.875%.  Losses may be carried forward and utilized against future profits without a time limit but with some limits on the amount of losses that may be carried forward against future profits.  Perfectenergy GmbH is currently in a loss position and is not subject to the aforementioned taxes at present.

PFGY was incorporated in the United States and has incurred net operating losses of $740,541 and $289,166 for income tax purposes for the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007, respectively.  The net operating losses are carried forward for United States income tax purposes, and may reduce taxable income in future years.  These carry forwards will expire, if not utilized, between 2027 and 2028.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Taxes Payable

Taxes payable consisted of the following:

	October 31,	October 31,
	2008	2007
Value-added taxes payable	$187,195	$ ―
Employee individual income tax withheld	9,495	3,772
Total	$196,690	$3,772

Note 16 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany.  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $1,453,983 and $9,659,158 at October 31, 2008 and 2007, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007, five customers accounted for approximately 68% and 84%, respectively, of the Company's sales.  These customers accounted for approximately 37% and 21.8% of the Company’s accounts receivable as of October 31, 2008 and 2007, respectively.

Major Vendors

For the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007, the Company purchased approximately 85% and 92%, respectively, of their raw materials from three major suppliers.  These suppliers represented 26.8% and 0% of the Company’s total accounts payable as of October 31, 2008 and 2007, respectively.

The Company also entered into a five-year long-term supply contract with Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (“Tianjin Huan-ou”) on July 20, 2008, the effectiveness of which was conditioned upon (i) Perfectenergy Shanghai making an advance payment in the aggregate amount of approximately $14,700,000 (the “Advanced Payment”) to Tianjin Huan-ou by December 20, 2008, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009; and (ii) shareholder approval by both parties.  As of October 31, 2008, the Company paid approximately $4,400,000 of the Advanced Payment to Tianjin Huan-ou.  During the effectiveness of the agreement, Tianjin Huan-ou is required to supply Perfectenergy Shanghai with monocrystalline silicon solar wafers pursuant to the following annual supply schedule: 12.75 million pieces in 2009; 17.15 million pieces in 2010; 17.20 million pieces in 2011; 17.26 million pieces in 2012; and 17.35 million pieces in 2013.  Please see Note 18 for a related “subsequent event.”

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Political and Economic Risk

The Company's major operations are carried out in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal circumstances in the PRC and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among other things, the political, economic, and legal environments and foreign currency exchange.  The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  The following table summarizes the financial information for the Company’s revenues based on geographic area:

Geographic Area	Year Ended October 31,	Ten Months Ended October 31,
	2008	2007
China	$8,670,694	$8,147,848
Germany	31,267,812	54,118
Spain	23,255,326	363,528
Other European Countries	466,191	―
Total revenues	$63,660,023	$8,565,494

Note 17 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011.  The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,553 (approximately RMB40,000).  At October 31, 2008, total future minimum lease payments under an operating lease were as follows:

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

Year Ended October 31	Amount
2009	$289,958
2010	262,279
2011	120,467
Thereafter	―

Total rent expense for the fiscal year ended October 31, 2008 and the ten months ended October 31, 2007 amounted to $315,038 and $168,549, respectively.

Long-Term Silicon Supply Agreements

To assure a long-term supply, the Company entered into a five-year long-term supply contract with Tianjin Huan-ou, a major supplier, on July 20, 2008.  The effectiveness of the supply contract was conditioned on prepayment of 4% of the contract value to Tianjin Huan-ou and shareholder approval from both parties.  As of October 31, 2008, the Company paid 1.25% of the contract value to Tianjin Huan-ou.  At October 31, 2008, total future minimum purchase obligations under this agreement were as follows:

Year Ended October 31,	Amount
2009	$8,872,406
2010	8,793,663
2011	6,551,480
2012	5,942,187
2013	5,718,994
Thereafter	―

Note 18 – Subsequent Events

On January 21, 2009, Perfectenergy Shanghai entered into an agreement with Tianjin Huan-ou that supplemented the supply agreement entered into between the parties on July 20, 2008.  Under the supplemental agreement, the parties defined the effective date of the supply agreement as January 1, 2009 and agreed that the outstanding portion of the Advanced Payment, as more fully described in Note 16 above, is due to be paid by Perfectenergy Shanghai to Tianjin Huan-ou by April 20, 2009.  In addition, the price per piece for future deliveries was amended from a fixed price to a price to be negotiated by the parties based on the then-current market price.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent auditors, Moore Stephens Wurth Frazer and Torbet.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of October 31, 2008, our CEO, President, and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of October 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Positions Held:	Date of Election or Appointment	Term of Office
Wennan Li	42	Chief Executive Officer, President, and Chairman of the Board of Directors	August 8, 2007	2 years as director * 6 years as office
Xiaolin Zhuang	37	Chief Financial Officer and Secretary	February 1, 2008	3 years
Diping Zhou	41	Vice President of Operations	October 8, 2008	6 years
Min Fan	43	Director	August 25, 2007	2 years *
Yunxia Yang	51	Director	August 25, 2007	2 years *
Adam Roseman	30	Director	August 25, 2007	3 years *
Yajun Wu	49	Director	November 20, 2007	3 years *

* Our directors are up for re-election every year at our annual stockholder meetings.

Wennan Li, Chairman of the Board, Chief Executive Officer, and President, has extensive experience with technological development, production management, and international marketing in the PV industry.  Mr. Li is the founder, director, and general manager of Perfectenergy Shanghai, our operating subsidiary.  From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, a leading PV company in China.  He has also served as a PV industry expert advising the Shanghai government in matters relating to the PV industry.  Mr. Li received a master’s degree in 1991 from the Management School of Shanghai Jiaotong University and a bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Xiaolin Zhuang, Chief Financial Officer and Secretary, served as the China Financial Controller of Synthesis Energy Systems, Inc. prior to joining the Company from April 2007 to January 2008.  From November 2003 to May 2007, Mr. Zhuang served as the Finance Manager and Group Internal Auditor Head for Jebsen & Co. (China) Ltd. & Jebsen & Co. Ltd.  Since September 1995, Mr. Zhuang has served as a member of the China Institute of Certified Public Accountants (CICPA).  Mr. Zhuang earned a bachelor’s degree in Economics in 1994 from the Shanghai University of Finance and Economics.

Diping Zhou, Vice President of Operations, has extensive accounting experience.  Ms. Zhou also previously served as our Chief Accounting Officer, Treasurer, and Secretary, and, concurrent to her position with the Company, she also serves as Vice President and an accountant for Perfectenergy Shanghai.  From 2002 through 2005, Ms. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.  Ms. Zhou received a bachelor’s degree in Accounting from Shanghai Lixin University of Commerce in 1988.  Ms. Zhou has extensive accounting experience.

Min Fan, Director, is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP), a Chinese-based travel services business with a $1.7 billion market capitalization.  Mr. Fan has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006.  He also served as CTRP’S Chief Operating Officer from November 2004 to January 2006, and as CTRP’s Executive Vice President from 2000 to November 2004.  Mr. Fan is also a founding stockholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator, and franchisor with a $500 million market capitalization.  Mr. Fan obtained a master’s and bachelor’s degree from Shanghai Jiao Tong University, and studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, Director, has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology since 1987, and is one China’s leading solar energy researchers with extensive experience in solar products development.  Ms. Yang received a bachelor’s degree in 1982 and a master’s degree in 1987 in the study of Application (Macromolecule) Materials, both from East China University of Science & Technology.

Adam Roseman, Director, has extensive experience in finance and management.  He is the founder and Chief Executive Officer of ARC Investment Partners, LLC.  Mr. Roseman has been an investment banker in various sectors at Lehman Brothers, Piper Jaffray, and Goldman Sachs.

Yajun Wu, Director, is, concurrent to his position with the Company, the Executive Vice President and Deputy Chief Financial Officer of Alcatel Shanghai Bell Co., Ltd. in Shanghai, a position which he has held since February 2003.  From July 2002 to February 2003, Mr. Wu served Alcatel Shanghai Bell Co., Ltd. as the Director of Credit Management.  From March 1999 to July 2002, Mr. Wu served as Vice President and Deputy Chief Financial Officer of Shanghai Bell Alcatel Mobile Communication System Co., Ltd.

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

Family Relationships

There are no family relationships between or among any of the current directors, executive officers, or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders filed the required reports during the fiscal year ended October 31, 2008 in a timely manner, except that (i) 1 report was untimely filed and 1 transaction was untimely reported for Xiaolin Zhuang, and (ii) 3 reports were untimely filed and 11 transactions were untimely reported for Adam Roseman.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, which code is attached to this annual report as Exhibit 14.1.

Recommendation of Nominees to the Board

We formed a Nominating Committee to our board of directors and approved the charter for such committee on July 29, 2008.  The Nominating Committee evaluates candidates to the board proposed by our shareholders under criteria similar to the evaluation of candidates proposed by directors and members of our management, except that the Nominating Committee may consider, as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the interest of the recommending shareholder or shareholder group in the Company’s equity.  The Nominating Committee may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.  Prior to the formation of our Nominating Committee and the adoption of its charter, we had no procedures in place for evaluating nominees to the board recommended by our shareholders.

Audit Committee; Audit Committee Financial Expert

We formed an Audit Committee of our board of directors and approved the charter for such committee on July 29, 2008.  The members of our Audit Committee are Yajun Wu, Adam Roseman, and Yunxia Yang.  Mr. Wu is the Audit Committee’s Chairman, and he is an independent member of the board, as defined by the SEC and the Nasdaq Capital Market.  The board of directors has determined that Mr. Wu is also an “audit committee financial expert” as defined by SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended October 31, 2008, 2007, and 2006 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.  The compensation amounts reflected in the table below are expressed in U.S. Dollars based on the interbank exchange rate of RMB6.8259 for each 1.00 U.S. Dollar, on October 31, 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)			Bonus ($)			Stock Awards ($)		Option Awards ($)(1)			Non-Equity Incentive Compensa- tion ($)		Non- qualified Deferred Compensa- tion Earnings ($)		All Other Compen- sation ($)			Total ($)

Wennan Li,	2008		$106,618		$	―		$	―		$567,125	(3)	$	―	$	―	$	―			$673,743
Chief Executive Officer	2007		$48,552	(2)	$	―		$	―		$130,160	(3)	$	―	$	―	$	―			$178,712
	2006		$54,415	(4)		$5,195	(4)	$	―	$	―		$	―	$	―	$	―			$59,610

Xiaolin Zhuang,	2008		$66,176		$	―		$	―		$81,731	(5)	$	―	$	―		$4,320	(6)		$152,227
Chief Financial Officer	2007	$	―		$	―		$	―	$	―		$	―	$	―	$	―		$	―
	2006	$	―		$	―		$	―	$	―		$	―	$	―	$	―		$	―

Diping Zhou,	2008		$74,265		$	―		$	―		$273,609	(7)	$	―	$	―	$	―			$347,874
Vice President of	2007		$27,500	(8)	$	―		$	―		$62,795	(7)	$	―	$	―	$	―			$90,295
Operations	2006		$21,429	(9)		$3,896	(8)	$	―	$	―		$	―	$	―	$	―			$25,325

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vested).  As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

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

(3)
On August 8, 2007, Mr. Li was granted options to purchase an aggregate 407,274 shares of our common stock at $2.80 per share, vesting at 33.33% per year.  Mr. Li’s options expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

(5)
On February 1, 2008, Mr. Zhuang was granted options to purchase an aggregate 125,000 shares of our common stock at $4.08 per share, vesting at 33.33% per year.  Mr. Zhuang’s options expire on February 1, 2013.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 5 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)	This amount includes statutory benefits under the laws of the People’s Republic of China, including pension, housing, medical, and unemployment insurance benefits.

(7)
On August 8, 2007, Ms. Zhou was granted options to purchase an aggregate 196,488 shares of our common stock at $2.80 per share, vesting at 33.33% per year.  Ms. Zhou’s options expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(8)
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

(9)
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

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Thres- hold ($)		Target ($)		Max- imum ($)		Thres- hold ($)		Target ($)		Max- imum ($)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underly- ing Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Xiaolin Zhuang	2/1/08	$	―	$	―	$	―	$	―	$	―	$	―	―	125,000	$4.08	$ 6 00,000

On February 1, 2008, Mr. Zhuang was granted options to purchase 125,000 shares of our common stock with an exercise price of $4.08.  The fair value of the options on the date of grant of these options under FAS 123R was $600,000. There were no other equity or share-based awards granted during the year ended October 31, 2008 to the named executive officers.

Employment Agreements

The Company entered into an Amended and Restated Employment Agreement with Xiaolin Zhuang on December 29, 2008 for his services as Chief Executive Officer, which agreement restated the Employment Agreement between Mr. Zhuang and Perfectenergy Shanghai dated February 1, 2008.  Under his employment agreement, Mr. Zhuang’s annual salary is RMB600,000 (approximately US$87,782).  He is entitled to a bonus equal to one months’ salary payable during the Chinese New Year holiday, which falls in either January or February of each year, following each year of service, pro-rated for 2008.  Pursuant to the employment agreement, Mr. Zhuang was issued options to purchase 125,000 shares of the Company’s common stock at $4.08 per share under the Company’s 2007 Stock Incentive Plan.  The options were granted on February 1, 2008 and expire on February 1, 2013, and they vest according to the following schedule: one-third on each of the first, second, and third anniversary of the grant date.  In the event of termination, all vested options must be exercised within six months of the termination date.  If Perfectenergy Shanghai terminates Mr. Zhuang’s employment due to (i) Mr. Zhuang’s inability to perform his duties due to a non-work related illness, (ii) Mr. Zhuang’s inability to adequately perform his duties or his unwilling to perform his duties, (iii) a corporate event such as a merger or acquisition of Perfectenergy Shanghai, or (iv) a statutory reorganization or financial difficulties of Perfectenergy Shanghai, Mr. Zhuang is entitled to one months’ salary for each year of service.   The term of the employment agreement is three years, and it may be renewed upon mutual agreement by the parties.

The Company entered into an Employment Agreement with Wennan Li, which became effective on September 2, 2008, for his services as the Company’s Chief Executive Officer.  Mr. Li’s annual salary is RMB720,000 (approximately US$105,306).  The term of the employment agreement is four years.

The Company entered into an Employment Agreement with Diping Zhou, which became effective on September 2, 2008, for her services as the Company’s Vice President of Operations.  Ms. Zhou’s annual salary is RMB480,000 (approximately US$70,204).  The term of the employment agreement is four years.

Outstanding Equity Awards as of October 31, 2008

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Wennan Li	135,758	(1)	271,516	(1)	―	$2.80	8/8/17	―	―	―	―

Xiaolin Zhuang	―		125,000	(2)	―	$4.08	2/1/13	―	―	―	―

Diping Zhou	65,496	(2)	130,992	(3)	―	$2.80	8/8/17	―	―	―	―

(1)	33.33% of Mr. Li’s options vest(ed) on August 8, 2008, August 8, 2009, and August 8, 2010.

(2)	33.33% of Mr. Zhuang’s options vest on February 1, 2009, February 1, 2010, and February 1, 2011.

(3)	33.33% of Ms. Zhou’s options vest(ed) on August 8, 2008, August 8, 2009, and August 8, 2010.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (1)			Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Wennan Li (2)	$	―	$	―	$	―		$	―	$	―	$	―	$	―

Min Fan		$14,700	$	―		$70,841	(3)	$	―	$	―	$	―		$85,541

Yunxia Yang		$14,700	$	―		$70,841	(4)	$	―	$	―	$	―		$85,541

Adam Roseman		$60,000	$	―		$343,937	(5)	$	―	$	―	$	―		$403,937

Yajun Wu		$14,700	$	―		$70,841	(6)	$	―	$	―	$	―		$85,541

(1)
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

(2)	Mr. Li’s compensation as a director is reflected in the table titled “Summary Compensation Table” above.

(3)
Mr. Fan had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2008.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
Ms. Yang had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2008.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)
Mr. Roseman had options to purchase an aggregate 240,625 shares of our common stock outstanding as of October 31, 2008.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)
Mr. Wu had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2008.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

We compensate Min Fan, Yunxia Yang, and Yajun Wu with RMB100,000 (approximately $14,700) per annum each for their services as a director.  Mr. Fan, Ms. Yang, and Mr. Wu each received options to purchase 50,000 shares of our common stock at $2.80 per share, of which 33.33% vests/vested on the first, second, and third year anniversary of the grant date of such options.

We are party to a three-year agreement with Adam Roseman for his services as a director, under which he receives $5,000 per month as compensation for his services.  Mr. Roseman received options to purchase 250,000 shares of our common stock at $2.80 per share, of which 30% vested on the grant date and 70% vests on a monthly basis over a period of two years from the grant date.  Mr. Roseman is entitled to certain travel and administrative expenses in connection with his services as a director and is provided liability insurance.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2008, our Compensation Committee was comprised of Min Fan, Wennan Li, and Yunxia Yang.  Mr. Fan serves as the Chairman of the Compensation Committee.  During the fiscal year ended October 31, 2008, Mr. Li also served as an executive officer of the Company.

During the fiscal year ended October 31, 2008:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 5, 2009 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Wennan Li	6,530,977	(3)	21.94%
Min Fan	4,084,267	(4)	13.78%
Yunxia Yang	4,084,267	(5)	13.78%
Diping Zhou	136,984	(6)	*
Xiaolin Zhuang	0		*
Adam Roseman (7)	148,959	(7)	*
Yajun Wu	16,667	(8)	*
5% Beneficial Owners:
Olivier Couriol (9)	2,786,896	(9)	9.12%
All Executive Officers and Directors as a Group (7 persons)	15,002,121		50.35%

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

(2)	The percentage of class beneficially owned is based on 29,626,916 shares of common stock outstanding on January 5, 2009.

(3)	135,758 of these shares represent the number of shares of common stock that Wennan Li has the right to acquire upon exercise of an option granted on August 8, 2007.

(4)	16,667 of these shares represent the number of shares of common stock that Min Fan has the right to acquire upon exercise of an option granted on August 8, 2007.

(5)	16,667 of these shares represent the number of shares of common stock that Yunxia Yang has the right to acquire upon exercise of an option granted on August 8, 2007.

(6)	65,496 of these shares represent the number of shares of common stock that Diping Zhou has the right to acquire upon exercise of an option granted on August 8, 2007.

(7)
123,959 of these shares represent the number of shares of common stock that Adam Roseman has the right to acquire upon exercise of an option granted on August 8, 2007.  Mr. Roseman’s address is 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(8)	16,667 of these shares represent the number of shares of common stock that Yajun Wu has the right to acquire upon exercise of an option granted on August 8, 2007.

(9)
Olivier Couriol, as the natural control person of each of RIG III Fund, Sequoia Aggressive Growth Fund, and Sequoia Diversified Growth Fund, is deemed to beneficially own the securities held by such entities, which securities include (i) 1,125,000 shares held by RIG III Fund; (ii) 562,500 shares issuable upon exercise of warrants held by RIG III Fund; (iii) 250,000 shares held by Sequoia Aggressive Growth Fund; (iv) 125,000 shares issuable upon exercise of warrants held by Sequoia Aggressive Growth Fund; (v) 469,500 shares held by Sequoia Diversified Growth Fund; and (vi) 234,750 shares issuable upon exercise of warrants held by Sequoia Diversified Growth Fund.  Olivier Couriol’s address is c/o Semper Geshon S.A., 40A, Route de Malagnov, Geneva, Switzerland 1208.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Perfectenergy Nevada

On March 29, 2007, we entered into a share exchange agreement (the “Exchange Agreement”) with Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”) and Wennan Li, Min Fan, Yunxia Yang, and Transworld Capital Group, Ltd. (collectively, the Perfectenergy BVI Stockholders”).  Pursuant to the terms of the Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 57,190,261 shares of our common stock to the Perfectenergy BVI Stockholders (hereinafter this share exchange transaction is described as the “Share Exchange”).

On August 8, 2007, we entered into an Amended and Restated Share Exchange Agreement (“Amended Agreement”) with Perfectenergy BVI, the Perfectenergy BVI Stockholders, and Crown Capital Partners, S.A.  The Amended Agreement had the effect of terminating the Exchange Agreement.  Pursuant to the terms of the Amended Agreement, we acquired all of the issued and outstanding shares of Perfectenergy BVI’s common stock in exchange for the issuance of 60,000,000 shares of our common stock to the Perfectenergy BVI Stockholders on the basis of 57,197.33079 common shares in the capital of Perfectenergy Nevada for every one share of Perfectenergy BVI.

On August 8, 2007, shares held by our former sole officer and director were cancelled immediately after the closing of the Share Exchange.  Philip McDonald was our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole director prior to the Share Exchange, and he owned 37,700,000 (post- 7.54-to-1 forward stock split), or approximately 54.08% of the outstanding shares of our common stock.  Such shares were cancelled in connection with the Share Exchange pursuant to the Amended Agreement and pursuant to an agreement between Mr. McDonald and the Company in return for $35,000.

Perfectenergy BVI

On September 28, 2007, Perfectenergy BVI repaid in full an unsecured loan made by Fengying Zhang on February 18, 2007 to Perfectenergy BVI with a principal of RMB2,000,000 (approximately US$270,000) and at an interest rate of 7.2% per annum.  Ms. Zhang is the spouse of Min fan, a director of the Company.  The loan was originally due on February 17, 2007 but was later extended to June 17, 2007, and the interest rate was changed to 5% per annum.

On September 26, 2007, Perfectenergy BVI repaid in full an unsecured loan made by Ms. Zhang on September 5, 2006 to Perfectenergy BVI with a principal of RMB2,000,000 (approximately US$270,000) and at an interest rate of 7.2% per annum.  The loan was originally due on March 4, 2007 but was later extended to July 4, 2007, and the interest rate was changed to 5% per annum.

On September 21, 2007, Perfectenergy BVI repaid in full an unsecured loan made by Wennan Li on September 5, 2006 to Perfectenergy BVI with a principal of RMB2,000,000 (approximately US$270,000) and at an interest rate of 7.2% per annum.  Mr. Li is our Chairman, Chief Executive Officer, and President.  The loan was originally due on March 4, 2007 but was later extended to July 4, 2007, and the interest rate was changed to 5% per annum.

On March 15, 2007, Perfectenergy BVI repaid in full an unsecured loan made by Mr. Li to Perfectenergy BVI with a principal of RMB1,000,000 (approximately US$135,000) and at an interest rate of 7.2% per annum.  The loan was due on March 16, 2007.

Director Independence

           Our board of directors has determined that it currently has 4 members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq’s Marketplace Rule 4200.  The independent directors are Min Fan, Yunxia Yang, Adam Roseman, and Yajun Wu.  All of the members of our Audit Committee qualify as independent.  All of the members of each of our Nominating and Compensation Committees qualify as independent, except for Wennan Li.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore Stephens Wurth Frazer and Torbet served as our independent registered public accounting firm for our fiscal years ending October 31, 2008 and 2007.  The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated:

	Fiscal Year Ended October 31,
	2008	2007
Audit Fees (1)	$125,000	$110,000
Audit-Related Fees (2)	―	―
Tax Fees (3)	―	―
All Other Fees (4)	―	―
Total	$125,000	$110,000

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended October 31, 2008, 100%, 0%, and 0% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Audit Committee.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ending October 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table on the following page lists those documents that we are required to file with this annual report on Form 10-K.

EXHIBIT TABLE

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company, Perfectenergy International Limited, and the selling the stockholders of Perfectenergy International Limited, dated March 29, 2007 (1)

2.2
Amended and Restated Share Exchange Agreement between the Company, Perfectenergy International Limited, Crown Capital Partners, S.A., and the selling the stockholders of Perfectenergy International Limited, dated August 8, 2007 (4)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (3)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (3)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (5)

10.1	Long Term Supply Contract, between Perfectenergy (Shanghai) Co., Ltd. and Chengdu Jiayang Silicon Technology Inc., Ltd. (English translation) (4)

10.2	Long Term Supply Contract, between Perfectenergy (Shanghai) Co., Ltd. and Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (English translation) (4)

10.3	Form of Securities Purchase Agreement (4)

10.4	Form of Registration Rights Agreement (4)

10.5	Form of Warrant (4)

10.6	Placement Agent Agreement between Knight Capital Markets LLC, Canaccord Adams Inc., and Canaccord Adams Ltd., and Perfectenergy International Limited, dated May 23, 2007, and subsequent amendments (4)

10.7	Letter Agreement Re: Indemnification between Knight Capital Markets LLC and Perfectenergy International Limited, dated May 23, 2007 (4)

10.8	Premises Lease Agreement (English translation) (6)

10.9	Letter of Agreement from the Company to Adam Roseman, dated August 8, 2007 (6)

10.10	Employment Agreement between Diping Zhou and Perfectenergy (Shanghai) Co., Ltd. (English translation) (6)

10.11	Employment Agreement between Wennan Li and Perfectenergy (Shanghai) Co., Ltd. (English translation) (6)

10.12	Letter of Agreement from the Company to Adam Roseman, dated November 19, 2007 (7)

10.13	Letter of Agreement from the Company to Adam Roseman, dated December 20, 2007 (7)

10.14
Three Party Strategic Cooperation Agreement between Tianjin Huan-ou Semiconductor Material Technology Co., Ltd., Perfectenergy (Shanghai) Co., Ltd., and Shanghai Solar Science & Technology Co., Ltd., dated June 6, 2007 (English translation) (7)

10.15	Loan Agreement dated November 28, 2007 between Perfectenergy International Ltd. (BVI) and Perfectenergy GmbH, dated November 28, 2007 (7)

10.16	2007 Stock Incentive Plan (7)

10.17	Agreement between Perfectenergy International Ltd. (BVI) and Xiaochun Haas, dated September 20, 2007 (8)

10.18	Sales Contract between Sky Solar (Hong Kong) International Co., Ltd., Shanghai Forever Imp. & Exp. Co. Ltd., and Perfectenergy (Shanghai) Co., Ltd., dated December 20, 2007 (8)

10.19	Investment Agreement between Shanghai Zizhu Science Park Development Co., Ltd. and Perfectenergy International Limited, dated October 2007 (English translation) (9)

10.20
Approval of Extended Term of Validity of Land Purchase Confirmation issued by the Administration of Housing and Land of Minxing District, Shanghai to Perfectenergy Solar-Tech (Shanghai) Ltd., dated December 18, 2008 (English translation) *

10.21	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd., dated October 11, 2007 (9)

10.22	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd., dated October 11, 2007 (9)

10.23	Contract between Isofoton and Perfectenergy (Shanghai) Co., Ltd., dated October 11, 2007 (9)

10.24	Foreign Trade Agreement between Isofoton and Perfectenergy (Shanghai) Co., Ltd., dated October 11, 2007 (English translation) (9)

10.25
Monocrystalline Silicon Modular Long Term Supply Contract between Tianjin Huan-ou Semiconductor Technology Inc. Ltd. and Perfectenergy (Shanghai) Co., Ltd., dated July 20, 2008 (English translation) (10)

10.26	Amended and Restated Employment Agreement between Xiaolin Zhuang and Perfectenergy International Limited, dated December 29, 2008 *

10.27	Sales Contract between Perfectenergy (Shanghai) Co., Ltd. and Proinso S.A., dated March 3, 2008 *

10.28	Sales Contract between Perfectenergy GmbH and Heltron GmbH, dated May 22, 2008 *

10.29	Lease Agreement between Shanghai Changlong Industry Co. and Perfectenergy Solar-Tech (Shanghai) Ltd., dated March 11, 2008 (English translation) *

10.30	Leasing Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated October 3, 2007 (English translation) *

10.31	Addendum of the Tenancy Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated January 25, 2008 (English translation) *

10.32	Employment Agreement between the Company and Wennan Li, dated January 16, 2009 *

10.33	Employment Agreement between the Company and Diping Zhou, dated January 16, 2009 *

10.34	Sales Contract between ABIDAS AG and Perfectenergy (Shanghai) Co., Ltd., dated January 8, 2009 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (11)

10.35
Monocrystalline Silicon Modular Long Term Supply Supplemental Agreement between Tianjin Huan-ou Semiconductor Technology Inc. Ltd. and Perfectenergy (Shanghai) Co., Ltd., dated January 21,  2009 (English translation) (12)

14.1	Code of Business Conduct and Ethics *

21.1	List of Subsidiaries *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(3)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on March 21, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(8)	Filed on February 19, 2008 as an exhibit to the Company’s Registration Statement on Form S-1 (Amendment No. 3 to Registration Statement on Form SB-2) and incorporated herein by reference.

(9)	Filed on February 28, 2008 as an exhibit to the Company’s Amendment No. 4 to Registration Statement on Form S-1 and incorporated herein by reference.

(10)	Filed on November 5, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(11)	Filed on January 14, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(12)	Filed on January 23, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTENERGY INTERNATIONAL LIMITED

/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

Date: January 26, 2009

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	January 26, 2009
Wennan Li

/s/ Xiaolin Zhuang	Chief Financial Officer (Principal Financial Officer) and Secretary	January 26, 2009
Xiaolin Zhuang

/s/ Diping Zhou	Vice President of Operations	January 26, 2009
Diping Zhou

/s/ Min Fan	Director	January 26, 2009
Min Fan

/s/ Yunxia Yang	Director	January 26, 2009
Yunxia Yang

/s/ Adam Roseman	Director	January 26, 2009
Adam Roseman

/s/ Yajun Wu	Director	January 26, 2009
Yajun Wu