Form 10-Q
period 2009-01-31
PERFECTENERGY INTERNATIONAL LTD
filed 2009-03-16
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: January 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of January 31, 2009.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JANUARY 31, 2009

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND OCTOBER 31, 2008

	January, 31	October, 31
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$1,306,161	$2,022,052
Accounts receivable	1,884,002	3,880,053
Other receivables	32,409	47,356
Inventories	6,247,290	6,201,743
Prepayments	6,647,185	6,225,170
Prepaid income taxes	110,345	110,420
Refundable taxes credit	326,367	242,154
Prepaid expenses	212,026	-
Total current assets	16,765,785	18,728,948

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	7,935,576	8,105,990

OTHER ASSETS:
Deferred tax assets - non current	321,799	17,259
Advances on long-term assets	373,393	373,873
Total other assets	695,192	391,132

Total assets	$25,396,553	$27,226,070

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,221,239	$6,019,634
Accrued liabilities	1,073,585	1,062,595
Customer deposits	3,294,894	3,656,179
Other payables	307,940	443,145
Taxes payable	7,204	196,690
Total current liabilities	11,904,862	11,378,243

FAIR VALUE OF DERIVATIVE INSTRUMENTS	370,067	729,688

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized,
29,626,916 shares issued and outstanding as of
January 31, 2009 and October 31, 2008	29,627	29,627
Additional paid-in capital	6,920,210	6,509,898
Statutory reserves	110,068	110,068
Retained earnings	4,796,186	7,321,412
Accumulated other comprehensive income	1,265,533	1,147,134
Total shareholders' equity	13,121,624	15,118,139

Total liabilities and shareholders' equity	$25,396,553	$27,226,070

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Three months ended
	January 31, 2009	January 31, 2008
REVENUES	$5,393,430	$10,411,242

COST OF REVENUES	7,190,860	9,968,590

GROSS PROFIT	(1,797,430)	442,652

OPERATING EXPENSES:
Selling, general and administrative	1,345,054	2,111,460
Research and development	45,351	31,572
Total operating expenses	1,390,405	2,143,032

LOSS FROM OPERATIONS	(3,187,835)	(1,700,380)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(10,402)	(15,290)
Interest income	8,713	64,784
Non-operating income	-	20,766
Change in fair value of derivative instruments	359,621	2,963,143
Total other income (expense), net	357,932	3,033,403

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,829,903)	1,333,023

PROVISION (CREDIT) FOR INCOME TAXES	(304,677)	52,042

NET INCOME (LOSS)	(2,525,226)	1,280,981

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	118,399	384,850

COMPREHENSIVE INCOME (LOSS)	$(2,406,827)	$1,665,831

EARNINGS PER SHARE:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,573,254
Diluted	29,626,916	31,260,378

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Three months ended
	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,525,226)	$1,280,981
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	111,695	57,235
Inventory written off	391,485	62,343
Compensation expense for options issued to employees	410,312	391,673
Change in fair value of derivative instruments	(359,621)	(2,963,143)
Changes in assets and liabilities:
Accounts receivable	2,000,047	(2,229,742)
Other receivables	14,851	(6,134)
Inventories	(447,443)	(162,419)
Prepayments	(429,937)	(546,965)
Refundable taxes credit	(23,338)	(312,150)
Prepaid expenses	(217,010)	267,090
Deferred tax assets	(304,677)	52,042
Accounts payable	1,205,339	357,506
Accrued liabilities	(28,967)	1,070,037
Customer deposits	(361,999)	-
Other payables	(94,828)	-
Taxes payable	(189,084)	13,105
Net cash used in operating activities	(848,401)	(2,668,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(7,973)	(1,183,052)
Net cash used in investing activities	(7,973)	(1,183,052)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	140,483	56,777

DECREASE IN CASH	(715,891)	(3,794,816)

CASH, beginning of period	2,022,052	9,701,545

CASH, end of period	$1,306,161	$5,906,729

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable taxes credit	$61,075	$-

The accompanying notes are an integral part of this statement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

(a) Organization and Description of Business

Perfectenergy International Limited (“PFGY” or “the Company”) was incorporated in the State of Nevada on February 25, 2005.  The Company, through its subsidiaries, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  The Company’s manufacturing and research facility is located in Shanghai, China, and it has sales and service offices in Shanghai, China, and Germany.

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

Perfectenergy BVI was incorporated in the British Virgin Islands as an International Business Company on April 1, 2005.

Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005 with a registered capital of $310,000 (RMB 2,500,000). Perfectenergy Shanghai is wholly owned by Perfectenergy BVI.  On August 28, 2007, pursuant to a change in bylaws, the registered capital of Perfectenergy Shanghai was increased from $1,232,687 (RMB 10,000,000) to $9,210,635 (RMB 70,000,000).

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company plans to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will expand lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  As of January 31, 2009, this subsidiary was still in the pre-operating stage.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFGY’s Form 10-K for the year ended October 31, 2008.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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
January 31, 2009
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

(d) Fair value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 157 “Fair Value Measurements”, adopted on November 1, 2008, defines the fair value, established as three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Management believes the carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

	Carrying Value as of January 31, 2009	Fair Value at January 31, 2009
		Level 1	Level 2	Level 3
Warrant liability (note 7)	$370,067	-	-	$370,067

Except for the warrant liability, the Company did not identify any other asset and liability that is required to be presented on the balance sheet at fair value in accordance with SFAS 157.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency. The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at January 31, 2009 were translated at 6.8306 RMB to $1.00 as compared to 6.826 RMB to $1.00 at October 31, 2008.  The assets and liabilities of the Company’s German subsidiary at January 31, 2009 were translated at €0.7768 to $1.00 as compared to €0.766 to $1.00 at October 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates applied to income and cash flow statements of the Company’s Chinese subsidiaries for the three months ended January 31, 2009 and 2008 were 6.8278 RMB and 7.62 RMB, respectively.  The average translation rates applied to income and cash flow statement accounts of the Company’s German subsidiary for the three months ended January 31, 2009 and 2008 were €0.748 and €0.6828.  For the periods presented, adjustments resulting from translating balance sheet accounts into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with SFAS. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(g) Accounts Receivable

The Company conducts its business operations in the PRC and it has sales offices in Germany.  Most of the customers in China are required to make deposits at the time the order is placed and European customers are required to provide a secured letter of credit in addition to depositing a percentage of the sales price at the time the order is placed.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary.  At January 31, 2009, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible

(h) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $391,485 and $62,343 for the three months ended January 31, 2009, and 2008, respectively.  As of January 31, 2009, the Company determined that no reserves are necessary.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

(i) Equipment and Leasehold Improvements

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5-10 years
Office equipment	5 years

(j) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of January 31, 2009, the Company expects these assets to be fully recoverable.

(k) Customer Deposits

Customer deposits are prepayments from our customers.  A majority of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

(l) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The value added tax applied is 17% in the PRC and  19% in Germany of the gross sales price.  A credit is available whereby VAT is paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished product. As of January 31 2009, VAT on purchase is higher than VAT on sales resulting in prepaid expenses that can be used to offset future VAT on sales.

(m) Provision for Income Taxes

SFAS 109, “Accounting for Income Taxes,” requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

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

The Company accounts for income taxes using the asset and liability method.  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes of the Company.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

(n) Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance, and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2009.  As such, the Company does not need maintain a provision for potential warranty cost.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

(o) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses. Shipping and handling costs amounted $132,044 and $15,173 for the three months ended January 31, 2009 and 2008, respectively.

(p) Advertising

Advertising and promotion costs are expensed as incurred.

 (q) Research and Development Costs

Research and development costs are expensed as incurred.  Research and development include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses.

(r) Earnings Per Share

SFAS 128, "Earnings per Share," requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation.

	Three months ended January 31,
	2009	2008
	(Unaudited)
Net income (Loss) for basic earnings per share	$(2,525,226)	$1,280,979

Weighted average shares used in basic computation	29,626,916	29,573,254
Diluted effect of options and warrants	-	1,687,124
Weighted average shares used in diluted computation	29,626,916	31,260,378

Weighted Average Earnings per share
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

For the three months ended January 31, 2009, all options and warrants were excluded from the calculation of diluted EPS as they were anti-dilutive.  For the three months ended January 31, 2008, all outstanding options and warrants were included in the calculation of diluted EPS.

(s) Stock-Based Compensation

The Company records and reports stock based compensation pursuant to SFAS 123R, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Note 2 - Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), “Business Combinations”, was issued. SFAS 141R replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on our financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS 133, “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF 07-5.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  The adoption of EITF 08-4 does not have any effect on the Company’s financial condition, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Note 3 – Inventories

Inventories consisted of the following:

	January 31, 2009	October 31, 2008
	(Unaudited)
Raw materials	$2,842,311	$1,231,574
Finished goods	2,431,871	3,896,110
Work in progress	965,995	1,070,513
Supplies	7,113	3,546
Totals	$6,247,290	$6,201,743

Note 4 – Equipment and leasehold improvements

Equipment and leasehold improvements consist of the following:

	January 31, 2009	October 31, 2008
	(Unaudited)
Leasehold Improvements	$649,724	$650,167
Transportation equipment	274,779	275,070
Machinery	2,312,294	2,311,735
Office equipment	156,486	154,070
Construction in progress	5,255,584	5,317,155
Totals	8,648,867	8,708,197
Less: accumulated depreciation	(713,291)	(602,207)
Totals	$7,935,576	$8,105,990

Depreciation expense for the three months ended January 31, 2009 and 2008 amounted to $111,695 (unaudited) and $57,235 (unaudited), respectively

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

Note 5 – Major customers and suppliers

    For the three months ended January 31, 2009 and 2008, five customers accounted for approximately 82% (unaudited) and 94% (unaudited) of the Company's sales respectively, and such customers accounted for approximately 99% (unaudited) and 92% (unaudited) of the Company’s accounts receivable as of January 31, 2009 and 2008, respectively.

For the three months ended January 31, 2009 and 2008, the Company purchased approximately 86% (unaudited) and 94% (unaudited) of their raw materials from three major suppliers respectively, and such suppliers represented 97% (unaudited) and 84% (unaudited) of the Company’s total accounts payable as of January 31, 2009 and 2008, respectively.

Note 6 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700).  The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,553 (RMB40,000).  At January 31, 2009, total future minimum lease payments under operating leases were as follows:

Amount
Nine months ending October 31, 2009	218,098
Year ending October 31, 2010	261,735
Year ending October 31, 2011	120,354
Thereafter	-
$600,187

Total rent expense for the three months ended January 31, 2009 and 2008 amounted to $66,142 (unaudited) and $55,485 (unaudited) respectively.

Purchase Commitments

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

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

Long-Term Silicon Supply Agreements

To assure a long-term supply, the Company entered into a five-year long-term supply contract with Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (“Tianjin Huan-ou”) on July 20, 2008, the effectiveness of which was conditioned upon (i) Perfectenergy Shanghai making an advance payment in the aggregate amount of $ 14.7 million to Tianjin Huan-ou by April 20, 2009, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009; and (ii) shareholder approval by both parties.  As of January 31, 2009, the Company paid approximately 4.4 million to Tianjin Huan-ou.

Note 7 – Derivative Instruments

In order for the warrants to be accounted for as equity, the warrants must comply with SFAS 133 and EITF 00-19. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control and the change in control is deemed not to be within the Company’s control, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities, rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the warrants at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months ended at January 31, 2009 and 2008, gains of $359,621 and $ 2,963,143, respectively, were recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At January 31, 2009, the fair value of the derivative instrument totaled $370,067.

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.725% of the investor warrants, and the placement and advisory warrants; dividend yield of 0% and expected term of 1.02 years of the investor warrants and 1.52 years of the placement and advisory warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

The Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2008	3,975,714	3,975,714	$3.68	1.36
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, January 31, 2009 (unaudited)	3,975,714	3,975,714	$3.68	1.11

Note 8 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  During the ten months ended October 31, 2007, under the Stock Incentive Plan, the Company issued 1,282,358 options to the employees and the directors of the Company, of which 164,298 options were cancelled in December 2007 and 25,000 were cancelled in March 2008.  75,000 of such issued options vested immediately, 1,168,060 of such options were to vest evenly on an annual basis over the three years following the grant date of August 8, 2007, of which 164,298 options were cancelled in December 2007, and 25,000 were cancelled in March 2008, and 39,298 of such options were to vest evenly on a monthly basis over the thirty-six months following the grant date of August 8, 2007.  The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividened yield of 0%, the stated exercise prices and expiration dates of the instruments, and using an average risk-free rate of 4.5%.

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
January 31, 2009
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

Stock-based award activity was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2007	1,282,358	$2.80		$3,130,565
Granted	125,000	4.08		90,000
Forfeited	(189,298)	2.80		―
Exercised	(9,375)	2.80		―
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, January 31, 2009	1,208,685	$2.93	$	―

As of January 31, 2009, approximately $2.52 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 1.52 years. As of January 31, 2009, 407,169 of the outstanding options were exercisable.  Compensation expenses for the three months ended January 31, 2009 and 2008 were $410,312 and $391,673, respectively.

Stock-based awards as of January 31, 2009 were as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	8.52	407,169	$2.80	8.52
125,000	$4.08	4.00	-	-	-

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of January 31, 2009, the Company paid $390,744 to the Investors and issued an aggregate 41,780 shares valued at $167,120 to seven of the Investors in lieu of a cash payment. The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

Note 10 – Income Taxes

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

Perfectenergy Shanghai was established on July 8, 2005 as a wholly owned subsidiary of the Company and a foreign enterprise in the PRC.  Thus, Perfectenergy Shanghai was granted an income tax exemption for the years ended December 31, 2006 and 2005, was entitled to a 50% reduction of the income tax rate of 33% for 2007 (or a rate of 16.5%), and is entitled to a 50% reduction of the income tax rate of 25% for 2008 and 2009 (or a rate of 12.5%).

  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for high-tech companies that pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods indicated:

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

	Three months ended January 31,
	2009	2008
	(Unaudited)	(Unaudited)
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.5)	(15.0)
Effective income tax rates	12.5%	18.0%

Since Perfectenergy Shanghai had an operating loss for the period ended January 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded deferred tax assets of $321,799 and $17,259 as of January 31, 2009 and October 31, 2008 respectively.  Based on foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) current operations losses for Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax, plus solidarity surcharge and trade tax is 30.875%.  Losses may be carried forward and utilized against future profits without a time limit but with some limits on the amount of losses that may be carried forward against future profits. Perfectenergy GmbH is in a loss position and is not subject to the aforementioned taxes at present.

PFGY was incorporated in the United States and has incurred net operating losses of $15,602 and $542,381 for income tax purposes for the three months ended January 31, 2009 and 2008, respectively.  The net operating loss carries forwards for United States income taxes, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  Management will review this valuation allowance periodically and make adjustments as warranted.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

Note 11 – Revenue by Geographic Area

Revenues are attributed to geographic areas based on where the final destination of the Company’s products is shipped. The following table summarizes financial information for the Company’s revenues based on geographic area:

	Three months ended January 31,
Geographic area	2009	2008
	(Unaudited)	(Unaudited)
China	$1,065,936	$5,683,964
Germany	4,327,494	19,518
Spain	-	4,707,760
Total revenues	$5,393,430	$10,411,242

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included above.  Our discussion includes forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Information and Results of Operations sections in this Quarterly Report on Form 10-Q.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Perfectenergy International Limited, a Nevada corporation, was incorporated on February 25, 2005 in the State of Nevada under its former name “Crestview Development Corporation.”  As a result of a share exchange transaction that closed on August 8, 2007, our business is the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems through Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”) and our wholly owned subsidiary, and Perfectenergy BVI’s three wholly owned subsidiaries, (i) Perfectenergy (Shanghai) Limited, a company organized under the laws of the People’s Republic of China (“Perfectenergy Shanghai”), (ii) Perfectenergy GmbH, a German corporation (“Perfectenergy GmbH”), and (iii) Perfectenergy Solar-Tech (Shanghai) Ltd., a company organized under the laws of the People’s Republic of China (“Perfectenergy Solar-Tech”).

Our principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 1 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Inventories constitute a majority of our current assets as reflected in our balance sheets as of January 31, 2009 and October 31, 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2009.  As such, the Company does not need maintain a provision for potential warranty cost.

Financial Instruments

Statement of Financial Accounting Standards (SFAS) 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 157 “Fair Value Measurements”, adopted on November 1, 2008, defines the fair value, established as three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Management believes the carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current market rate of interest.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

Research and Development

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on our financial statements.

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

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  The adoption of EITF 08-4 does not have any effect on the Company’s financial condition, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2009 and January 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended January 31, 2009	% of Revenues	Three Months Ended January 31, 2008	% of Revenues
Revenues	$5,393,430	100.0%	$10,411,242	100.0%

Cost of Revenues	7,190,860	133.3%	9,968,590	95.7%

Gross Profit (Loss)	(1,797,430)	(33.3)%	442,652	4.3%

Selling, General, and Administrative Expenses	1,345,054	24.9%	2,111,460	20.3%

Research and Development	45,351	0.8%	31,572	0.3%

Loss from Operations	(3,187,835)	(59.1)%	(1,700,380)	(16.3)%

Other Income	357,932	6.6%	3,033,403	29.1%

Income (Loss) Before Provision for Income Taxes	(2,829,903)	(52.5)%	1,333,023	12.8%

Provision for Income Taxes	(304,677)	(5.6)	52,042	0.5%

Net Income (Loss)	(2,525,226)	(46.8)%	1,280,981	12.3%

Foreign Currency Translation Adjustment	118,407	2.2%	384,850	3.7%

Comprehensive Income (Loss)	(2,406,827)	(44.6)%	1,665,831	16.0%

Revenues. Our revenues include revenues from sales of solar cells and solar modules.  During the three months ended January 31, 2009, we had revenues of approximately $5.4 million compared to revenues of approximately $10.4 million for the three months ended January 31, 2008, a decrease of 48%. This decrease is attributable to a decrease in the sales price for module products as well as significant declines in the shipment of our products to the European market due to shrinking demands as a result of the worldwide economic and financial downturns and unfavorable weather conditions in Europe, which limits the installation of PV modules and defers purchasing of our products until a later date. The decreased revenue also resulted from a currency devaluation of the Euro vs. Renminbi (“RMB”) during the quarter ended January 31, 2009 compared to the quarter ended January 31, 2008.

Cost of Revenues.  Cost of revenues for the three months ended January 31, 2009 decreased to approximately $7.2 million from approximately $10 million for the three months ended January 31, 2008.  The decrease is attributable to less goods produced as a result of declining demand.  The high negative gross margin was due to the negative impact felt during the quarter ended January 31, 2009 from unabsorbed fixed costs due to under-capacity and use of high priced wafers purchased during the quarter ended October 31, 2008. Additionally, the Company wrote-off inventory in the amount of $0.4 million during the quarter ended January 31, 2009 to reflect the fair value after dramatic declines in the market price of silicon wafers.

Gross Profit (Loss).  Gross loss was approximately $1.8 million for the three months ended January 31, 2009 as compared to gross profit of approximately $0.4 million for the three months ended January 31, 2008, representing a negative gross margin  of 33% in 2009 and a positive gross margin of 4.25% in 2008.  The decrease in gross profits was mainly due to a decrease in the sales price for module products in our key markets and selling such modules using high priced wafers purchased during prior periods.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $1.3 million for the three months ended January 31, 2009 compared to approximately $2.1 million for the three months ended January 31, 2008, a decrease of 46%.  This decrease is primarily attributable to the decrease of approximately $1 million in penalty expenses that were paid or accrued to investors for an untimely effective registration statement during the three months ended Januaey 31, 2008, the decrease of which was partialy offset by an increase in salary and bonus expenses that were incurred for an expansion in the Company's administrative team during the three months ended January 31, 2009.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $45,351for the three months ended January 31, 2009 compared to $31,572 for the three months ended January 31, 2008.  The 44% increase between the two periods is attributable to a consistent focus on research and development initiatives to improve the quality of our products.

Other Income (Expense).  We had other income of approximately $0.4 million for the three months ended January 31, 2009 compared to other income of approximately $3 million for the three months ended January 31, 2008, a decrease of 88%. The decrease in other income was mainly due to less income from the change in the fair value of warrants.

Net Income (Loss).  Our net loss for the three months ended January 31, 2008 was approximately $2.5 million compared to net income of approximately $1.3 million for the three months ended January 31, 2008.  The decrease in net income is attributable to a decrease in gross profits as a result of a decrease in the sales price for module products in our key markets and selling such modules using high priced wafers purchased during prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months ended January 31, 2009

Net cash used in operating activities was approximately $0.8 million during the three months ended January 31, 2009 while net cash used in operating activities was approximately $2.7 million during the three months ended January 31, 2008.  The decrease in net cash used in operating activities during the three months ended January 31, 2009 was mainly due to reduced accounts receivables as a result of an increase in timely collections, an increase in credit with major suppliers, and less impact from fair value change of derivative instruments.

Net cash used in investing activities was approximately $7,973 during the three months ended January 31, 2009 and approximately $1.2 million during the three months ended January 31, 2008.  Uses of cash for investing activities included equipment purchases and costs associated with construction in progress.  The decrease in net cash used in investing activities between the two periods was attributed to reduced spending on equipment after the expansion of our production capacity to 60MW in October 2008.

There was no cash provided by or used in financing activities during the three months ended January 31, 2009 and 2008.

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

The following table summarizes our contractual obligations as of January 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

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

(2)
Purchase obligations consist of obligations under our silicon wafers supply purchase contracts.  The amounts disclosed are actual obligations and estimated future obligations that we have with Tianjin Huan-ou Semiconductor Material Technology Co., Ltd.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to the Company because it is a smaller reporting issuer.

Item 4.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  We are also not aware of any proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a)           The Company’s 2009 annual meeting of shareholders shall be held on April 22, 2009.  Any proposals submitted by shareholders must be directed to the Corporate Secretary at Perfectenergy International Limited, No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China and must be received by March 26, 2009 to be considered for inclusion in our proxy statement and form of proxy.

(b)           There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (2)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (2)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (3)

10.1	Amended and Restated Employment Agreement between Xiaolin Zhuang and Perfectenergy International Limited, dated December 29, 2008 (4)

10.2	Employment Agreement between the Company and Wennan Li, dated January 16, 2009 (4)

10.3	Employment Agreement between the Company and Diping Zhou, dated January 16, 2009 (4)

10.4	Sales Contract between ABIDAS AG and Perfectenergy (Shanghai) Co., Ltd., dated January 8, 2009 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (5)

10.5
Monocrystalline Silicon Modular Long Term Supply Supplemental Agreement between Tianjin Huan-ou Semiconductor Technology Inc. Ltd. and Perfectenergy (Shanghai) Co., Ltd., dated January 21,  2009 (English translation) (6)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on April 19, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 21, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 26, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(5)	Filed on January 14, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 23, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: March 16, 2009	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2009	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Financial Officer)