Form 10-Q
period 2009-04-30
PERFECTENERGY INTERNATIONAL LTD
filed 2009-06-15
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of June 1, 2009.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 30, 2009

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008	1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended April 30, 2009 and 2008 (unaudited)	2
	Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		33

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

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$777,012	$2,022,052
Accounts receivable	2,952,423	3,880,053
Other receivables	32,602	47,356
Inventories	6,052,670	6,201,743
Prepayments	4,725,053	6,225,170
Prepaid income taxes	110,571	110,420
Refundable taxes credit	61,175	242,154
Prepaid expenses	528,871	-
Total current assets	15,240,377	18,728,948

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	7,865,640	8,105,990

OTHER ASSETS:
Deferred tax assets - non current	359,692	17,259
Advances on long-term assets	495,661	373,873
Total other assets	855,353	391,132

Total assets	$23,961,370	$27,226,070

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,668,046	$6,019,634
Accrued liabilities	1,100,586	1,062,595
Customer deposits	2,606,066	3,656,179
Other payables	385,489	443,145
VAT payable	144,585	196,690
Total current liabilities	11,904,772	11,378,243

FAIR VALUE OF DERIVATIVE INSTRUMENTS	129,866	729,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of April 30, 2009 and October 31, 2008	29,627	29,627
Additional paid-in capital	7,317,142	6,509,898
Statutory reserves	110,068	110,068
Retained earnings	3,231,120	7,321,412
Accumulated other comprehensive income	1,238,775	1,147,134
Total shareholders' equity	11,926,732	15,118,139

Total liabilities and shareholders' equity	$23,961,370	$27,226,070

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
REVENUES	$5,014,208	$12,977,830	$10,407,638	$23,389,072

COST OF REVENUES	5,507,313	11,714,147	12,698,173	21,682,737

GROSS PROFIT	(493,105)	1,263,683	(2,290,535)	1,706,335

OPERATING EXPENSES:
Selling, general and administrative	1,240,331	1,361,481	2,585,385	3,472,941
Research and development	127,196	71,217	172,547	102,789
Total operating expenses	1,367,527	1,432,698	2,757,932	3,575,730

LOSS FROM OPERATIONS	(1,860,632)	(169,015)	(5,048,467)	(1,869,395)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(926)	(17,253)	(1,892)	(32,543)
Interest income	17,358	3,924	16,635	68,708
Non-operating income (expense)	1,691	(12,422)	1,691	8,344
Change in fair value of derivative instruments	240,201	5,314,731	599,822	8,277,874
Total other income (expense), net	258,324	5,288,980	616,256	8,322,383

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,602,308)	5,119,965	(4,432,211)	6,452,988

PROVISION (CREDIT) FOR INCOME TAXES	(37,242)	86,233	(341,919)	138,275

NET INCOME (LOSS)	(1,565,066)	5,033,732	(4,090,292)	6,314,713

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(26,762)	472,228	91,637	857,078

COMPREHENSIVE INCOME (LOSS)	$(1,591,828)	$5,505,960	$(3,998,655)	$7,171,791

EARNINGS PER SHARE:
Basic	$(0.05)	$0.17	$(0.14)	$0.21
Diluted	$(0.05)	$0.17	$(0.14)	$0.21

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,604,210	29,626,916	29,589,829
Diluted	29,626,916	29,702,148	29,626,916	30,579,277

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	April 30, 2009	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,090,292)	$6,314,713
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	214,879	131,757
Inventory written off	391,566	79,851
Compensation expense for options issued to employees	807,244	778,443
Change in fair value of derivative instruments	(599,822)	(8,277,874)
Late registration penalties	-	1,079,467
Changes in assets and liabilities:
Accounts receivable	937,687	(1,234,069)
Other receivables	14,854	(269,209)
Inventories	(629,911)	(2,215,191)
Prepayments	1,510,443	(1,001,516)
Refundable taxes credit	242,137	(334,629)
Prepaid expenses	(528,114)	(520,308)
Deferred tax assets	(341,919)	78,455
Accounts payable	2,030,582	2,184,542
Accrued liabilities	(614)	78,535
Customer deposits	(1,055,595)	1,200,859
Other payables	(20,247)	-
Taxes payable	(53,152)	457,208
Net cash used in operating activities	(1,170,274)	(1,468,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(133,911)	(1,557,250)
Construction in progress	(11,690)	(1,846,693)
Net cash used in investing activities	(145,601)	(3,403,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	26,250
Payment on late registration penalties	-	(194,316)
Net cash used in financing activities	-	(168,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70,835	195,862

DECREASE IN CASH	(1,245,040)	(4,845,113)

CASH, beginning of period	2,022,052	9,701,545

CASH, end of period	$777,012	$4,856,432

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable tax credit	$61,088	$-

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

 Note 1 – Summary of Significant Accounting Policies

(a) Organization and Description of Business

Perfectenergy International Limited (“PFGY” or “the Company”) was incorporated in the State of Nevada on February 25, 2005.  The Company, through its subsidiaries, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  The Company’s manufacturing and research facility is located in Shanghai, China, and it has sales and service offices in Shanghai, China and Germany.

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

Perfectenergy BVI was incorporated in the British Virgin Islands as an International Business Company on April 1, 2005.

Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”) was established in Minhang District, Shanghai City, People’s Republic of China (“PRC”) on July 8, 2005. Perfectenergy Shanghai is wholly owned by Perfectenergy BVI.  On August 28, 2007, pursuant to a change in bylaws, the registered capital of Perfectenergy Shanghai was increased to $9,210,635 (RMB 70,000,000).

Under an agreement between Xiaochun Haas and Perfectenergy BVI dated September 20, 2007 (“GmbH Agreement”), Perfectenergy GmbH was formed in Germany on November 9, 2007 as a corporation that markets, installs, and provides after-sales services for the Company’s PV products sold in the European market.

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company plans to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will expand lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  As of April 30, 2009, this subsidiary was still in the development stage.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions for filing a Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation.  The accompanying consolidated financial statements are in U.S. dollars and include PFGY and each of its wholly owned subsidiaries.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFGY’s Form 10-K for the year ended October 31, 2008.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.

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
April 30, 2009
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

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

	Carrying Value as of April 30, 2009	Fair Value at April 30, 2009
		Level 1	Level 2	Level 3
Warrant liability (note 7)	$129,866	-	-	$129,866

Except for the warrant liability, the Company did not identify any other asset and liability that is required to be presented on the balance sheet at fair value in accordance with SFAS 157.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

 (e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency. The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at April 30, 2009 were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at October 31, 2008.  The assets and liabilities of the Company’s German subsidiary at April 30, 2009 were translated at €0.76 to $1.00 as compared to €0.77 to $1.00 at October 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates applied to income and cash flow statements of the Company’s Chinese subsidiaries for the six months ended April 30, 2009 and 2008 were 6.83 RMB and 7.20 RMB, respectively.  The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended April 30, 2009 and 2008 were 6.83 RMB and 7.07 RMB, respectively. The average translation rates applied to income and cash flow statement accounts of the Company’s German subsidiary for the six months ended April 30, 2009 and 2008 were €0.76 and €0.67, and for the three months ended April 30, 2009 and 2008 were €0.77 and €0.65, respectively.  For the periods presented, adjustments resulting from translating balance sheet accounts into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 (g) Accounts Receivable

The Company conducts its business operations in the PRC, and it has sales offices in Germany.  A majority of the customers in China are required to make deposits at the time an order is placed, and European customers are required to provide a secured letter of credit in addition to depositing a percentage of the sales price at the time an order is placed.  Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary.  At April 30, 2009, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible.

(h) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or cost in excess of net realizable value to determine if any reserves for potential obsolescence or write-down of inventory and cost of goods sold are necessary.  The Company wrote-off inventory totaling $391,566 and $79,851 for the six months ended April 30, 2009 and 2008, respectively, and $0 and $17,508 for the three months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, the Company determined that no reserves were necessary.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

 (i) Prepayments

Prepayments are prepayments to our suppliers. The Company’s major suppliers require advanced payments before a delivery is made. Such prepayments are recorded in our financial statements as prepayments until delivery has occurred.

(j) Equipment and Leasehold Improvements

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

(k) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of April 30, 2009, the Company expects these assets to be fully recoverable.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

(l) Customer deposits

Customer deposits are prepayments from our customers.  A majority of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(m) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The value added tax applied is 17% in the PRC and 19% in Germany of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished product.  As of April 30 2009, Perfectenergy Shanghai’s VAT on purchases is higher than its VAT on sales resulting in prepaid expenses that can be used to offset future VAT on sales.

(n) Provision for Income Taxes

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
April 30, 2009
(UNAUDITED)
(o) Revenue Recognition

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

(p) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses. Shipping and handling costs amounted $141,644 and $182,719 for the six months ended April 30, 2009 and 2008, respectively, and $9,600 and $167,546 for the three months ended April 30, 2009 and 2008, respectively.

(q) Advertising

Advertising and promotion costs are expensed as incurred.

 (r) Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs the Company incurs with respect to internally developed technology and engineering services are included as research and development costs.

 (s) Earnings Per Share

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation.

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
	(Unaudited)
Net income (Loss) for basic earnings per share	$(1,565,066)	$5,033,732	$(4,090,292)	$6,314,713

Weighted average shares used in basic computation	29,626,916	29,604,210	29,626,916	29,589,829
Diluted effect of options and warrants	-	97,938	-	989,448
Weighted average shares used in diluted computation	29,626,916	29,702,148	29,626,916	30,579,277

Weighted Average Earnings per share
Basic	$(0.05)	$0.17	$(0.14)	$0.21
Diluted	$(0.05)	$0.17	$(0.14)	$0.21

For the three and six months ended April 30, 2009 and 2008, all options and warrants were excluded from the calculation of diluted EPS as they were anti-dilutive.

 (t) Stock-Based Compensation

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

Note 2 - Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS 133, “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF 07-5, but does not believe that it will have a significant impact on the determination or reporting of the financial results.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  The adoption of EITF 08-4 does not have any effect on the Company’s financial condition, results of operations, or cash flows.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial condition, results of operations, or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of FSP EITF 99-20-1 did not have an effect on the Company’s financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

Note 3 – Inventories

Inventories consisted of the following:
	April 30, 2009	October 31, 2008
	(Unaudited)
Raw materials	$2,214,611	$1,231,574
Finished goods	2,875,928	3,896,110
Work in progress	955,013	1,070,513
Supplies	7,118	3,546
Totals	$6,052,670	$6,201,743

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

Note 4 – Equipment and leasehold improvements

Equipment and leasehold improvements consisted of the following:

	April 30, 2009	October 31, 2008
	(Unaudited)
Leasehold Improvements	$651,055	$650,167
Transportation Equipment	273,975	275,070
Machinery	2,319,440	2,311,735
Office Equipment	164,496	154,070
Construction in Progress	5,274,945	5,317,155
Totals	8,683,911	8,708,197
Less: accumulated depreciation	(818,271)	(602,207)
Totals	$7,865,640	$8,105,990

Depreciation expense for the six months ended April 30, 2009 and 2008 amounted to $214,879 and $131,757, respectively, and for the three months ended April 30, 2009 and 2008 amounted to $103,184 and $74,522, respectively.

Note 5 – Major customers and suppliers

    For the three months ended April 30, 2009 and 2008, five customers together accounted for approximately 55% and 92% of the Company's sales, respectively, and these customers together accounted for approximately 97% and 99% of the Company’s accounts receivable as of April 30, 2009 and 2008, respectively. For the six months ended April 30, 2009 and 2008, five customers together accounted for approximately 78% and 90% of the Company's sales, respectively, and these customers together accounted for approximately 97% and 99% of the Company’s accounts receivable as of April 30, 2009 and 2008, respectively.

For the three months ended April 30, 2009 and 2008, the Company purchased approximately 46% and 90%, respectively, of their raw materials from three major suppliers. These suppliers together represented 95% and 0% of the Company’s total accounts payable as of April 30, 2009 and 2008, respectively. For the six months ended April 30, 2009 and 2008, the Company purchased approximately 71% and 92%, respectively, of their raw materials from three major suppliers. These suppliers together represented 93% and 0% of the Company’s total accounts payable as of April 30, 2009 and 2008, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

Note 6 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700).  The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,553 (RMB40,000).  At April 30, 2009, total future minimum lease payments under operating leases were as follows:

Amount
Six months ending October 31, 2009	147,314
Year ending October 31, 2010	262,939
Year ending October 31, 2011	120,657
Thereafter	-
$530,910

Total rent expense for the three months ended April 30, 2009 and 2008 amounted to $61,582 and $52,822, respectively, and total rent expense for the six months ended April 30,2009 and 2008 amounted to $127,724 and $100,940, respectively.

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

Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay Science Park approximately $2.71 million, $0.28 million of which was paid during the fiscal year ended October 31, 2008 and the reminder of which must be paid by June 18, 2009.  In addition to the land use right purchase, we are also obligated to spend, at a minimum, approximately $11.4 million under the Investment Agreement on our Science Park facility, which amount we plan to use for the construction of a manufacturing plant and additional cell production and lamination lines over the next two years.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

Long-Term Silicon Supply Agreements

To assure a long-term supply, the Company entered into a five-year long-term supply contract with Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (“Tianjin Huan-ou”) on July 20, 2008, the effectiveness of which was conditioned upon (i) Perfectenergy Shanghai making an advance payment in the aggregate amount of $ 14.7 million to Tianjin Huan-ou by April 20, 2009, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009; and (ii) shareholder approval by both parties.  According to the latest amendment to the agreement, the price per piece is based on the then-current market price and quantity delivery is based on mutual negotiation.  In addition, the advance payment clause under this long-term contract is being negotiated by both parties due to changes in the silicon wafer supply market.  As of April 30, 2009, the Company paid approximately $4.4 million (RMB 30,000,000) to Tianjin Huan-ou under the supply contract.

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

The change in the fair value of the warrants at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months ended April 30, 2009 and 2008, gains of $240,201 and $5,314,731, respectively, and for six months ended April 30, 2009 and 2008, gains of $599,822 and $8,277,874, respectively, were recognized in the accompanying income statements based on the decrease in fair value since the last reporting date. At April 30, 2009, the fair value of the derivative instruments totaled $129,866.

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.49% of the investor warrants, and the placement and advisory warrants; dividend yield of 0%, and expected term of 0.77 years of the investor warrants and 1.27 years of the placement and advisory warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

The Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2008	3,975,714	3,975,714	$3.68	1.36
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, April 30, 2009	3,975,714	3,975,714	$3.68	0.86

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

On February 1, 2008, the Company issued 125,000 options to the Company’s CFO. All options vest evenly on an annual basis over the following three years from the date of grant. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices of the instruments, and using an average risk-free rate of 2.36%.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

Stock-based award activity was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2007	1,282,358	$2.80		$3,130,565
Granted	125,000	4.08		90,000
Forfeited	(189,298)	2.80		―
Exercised	(9,375)	2.80		―
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, April 30, 2009	1,208,685	$2.93	$	―

As of April 30, 2009, approximately $2.13 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 1.27 years. As of April 30, 2009, 404,941 of the outstanding options were exercisable. Compensation expenses for the three months ended April 30, 2009 and 2008 were $396,932 and $386,770, respectively, and for the six months ended April 30, 2009 and 2008 were $807,244 and $778,443, respectively.

Stock-based awards as of April 30, 2009 were as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	8.27	404,941	$2.80	8.27
125,000	$4.08	3.75	-	-	-

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of April 30, 2009, the Company paid $390,744 to the Investors and issued an aggregate 41,780 share valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

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

  Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The key changes are as follows:

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	25.0	33.0
China income tax exemption	(12.5)	(15.0)	(12.5)	(15.0)
Effective income tax rates	12.5%	18.0%	12.5%	18.0%

    The Company's effective rates for the three months ended April 30, 2009 and 2008 were 2.3% and 1.7%, respectively, and for the six months ended April 30, 2009 and 2008 were 7.7% and 2.1%, respectively.  These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities that are not deductible in the PRC.

Since Perfectenergy Shanghai had operating loss for the period ended April 30, 2009, the loss can carry forward to offset income for the following five years.  The Company recorded deferred tax assets-non current of $359,692 and $17,259 as of April 30, 2009 and October 31, 2008 respectively.  Based on foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders have received for future periods, and (ii) current operation loss for Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

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

PFGY was incorporated in the United States and has incurred net operating losses of $21,282 and $239,892 for income tax purposes for the six months ended April 30, 2009 and 2008, respectively.  The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized by then, from 2027 through 2028.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  Management will review this valuation allowance periodically and make adjustments as warranted.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

Note 11 – Revenue by Geographic Area

Revenues are attributed to geographic areas based where the final destination of the Company’s products is shipped. The following table summarizes financial information for the Company’s revenues based on geographic area:

	Three months ended April 30,		Six months ended April 30,
Geographic area	2009	2008	2009	2008

China	$1,572,190	$402,672	$2,638,126	$6,075,800
Germany	3,442,018	7,166,824	7,769,512	7,197,926
Spain	-	5,408,334	-	10,115,346
Total revenues	$5,014,208	$12,977,830	$10,407,638	$23,389,072

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Inventories constitute a majority of our current assets as reflected in our balance sheets as of April 30, 2009 and October 31, 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS 133, “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF 07-5, but does not believe that it will have a significant impact on the determination or reporting of the financial results.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2009 and April 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended April 30, 2009	% of Revenues		Three Months Ended April 30, 2008	% of Revenues
Revenues	$5,014,208	100.0%		$12,977,830	100.0%

Cost of Revenues	5,507,313	109.8%		11,714,147	90.3%

Gross Profit (Loss)	(493,105)	(9.8	) %	1,263,683	9.7%

Selling, General, and Administrative Expenses	1,240,331	24.7%		1,361,481	10.5%

Research and Development	127,196	2.5%		71,217	0.5%

Loss from Operations	(1,860,632)	(37.1	) %	(169,015)	(1.3)%

Other Income	258,324	5.2%		5,288,980	40.8%

Income (Loss) Before Provision for Income Taxes	(1,602,308)	(32.0	) %	5,119,965	39.5%

Provision for Income Taxes	(37,242)	(0.7	) %	86,233	0.7%

Net Income (Loss)	(1,565,066)	(31.2	) %	5,033,732	38.8%

Foreign Currency Translation Adjustment	(26,762)	(0.5	) %	472,228	3.6%

Comprehensive Income (Loss)	(1,591,828)	(31.7	) %	5,505,960	42.4%

Revenues. Our revenues include revenues from sales of solar cells and solar modules. Revenue for the fiscal 2009 second quarter was comprised of $3.4 million in solar module sales and $1.6 million in solar cell sales and other process fees for domestic customers. During the three months ended April 30, 2009, we had revenues of approximately $5.0 million compared to revenues of approximately $13.0 million for the three months ended April 30, 2008, a decrease of 61%. This decrease is attributable to continuing drops in the sales price of solar module products as well as significant declines in the shipment of our products to the European market due to shrinking demands as a result of the worldwide economic and financial downturns and unfavorable weather conditions in Europe, which limits the installation of PV modules and defers purchasing of our products until a later date. The Company has diversified its revenue from different resources to tackle these changes.

Cost of Revenues.   Cost of revenues for the three months ended April 30, 2009 decreased to approximately $5.5 million from approximately $11.7 million for the three months ended April 30, 2008.  The decrease is mainly in line with declines in revenue as well as savings on silicon wafer purchases for processing activities.

Gross Profit (Loss).   Gross loss was approximately $0.5 million for the three months ended April 30, 2009 as compared to gross profit of approximately $1.3 million for the three months ended April 30, 2008, representing a negative gross margin of 9.8% and a positive gross margin of 9.7%.   The decrease in gross profits was mainly due to a decrease in the sales price for module products in our key markets and selling such modules using high priced wafers purchased during prior periods.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses totaled approximately $1.2 million for the three months ended April 30, 2009 compared to approximately $1.4 million for the three months ended April 30, 2008, a decrease of 9%.  Although the decrease is attributable to some extent to a decline in sales between the two periods, the primary reason for the decrease is our continued efforts in cost control initiatives in administrative expenses and reductions on sales related expenses.

Research and Development Costs.   Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $127,196 for the three months ended April 30, 2009 compared to $71,217 for the three months ended April 30, 2008.  The 79% increase between the two periods is attributable to resources invested in the use of alternative materials that may bring benefits in future production as well as tests on quality improvement processes.

Other Income (Expense).   We had other income of approximately $0.3 million for the three months ended April 30, 2009 compared to other income of approximately $5.3 million for the three months ended April 30, 2008, a decrease of 94%. The decrease in other income was mainly due to less income from the change in the fair value of warrants.

Net Income (Loss).   Our net loss for the three months ended April 30, 2009 was approximately $1.6 million compared to net income of approximately $5.0 million for the three months ended April 30, 2008.  The decrease in net income is attributable to the decrease in gross profits as a result of a decrease in the sales price for module products in our key markets and selling such modules using high priced wafers purchased during prior periods as well as less income from the change in the fair value of warrants.

Comparison of Six Months Ended April 30, 2009 and April 30, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months Ended April 30, 2009	% of Revenues		Six Months Ended April 30, 2008	% of Revenues
Revenues	$10,407,638	100.0%		$23,389,072	100.0%

Cost of Revenues	12,698,173	122.0%		21,682,737	92.7%

Gross Profit (Loss)	(2,290,535)	(22.0	) %	1,706,335	7.3%

Selling, General, and Administrative Expenses	2,585,385	24.8%		3,472,941	14.8%

Research and Development	172,547	1.7%		102,789	0.4%

Loss from Operations	(5,048,467)	(48.5	) %	(1,869,395)	(8.0)%

Other Income	616,256	5.9%		8,322,383	35.6%

Income (Loss) Before Provision for Income Taxes	(4,432,211)	(42.6	) %	6,452,988	27.6%

Provision for Income Taxes	(341,919)	(3.3	) %	138,275	0.6%

Net Income (Loss)	(4,090,292)	(39.3	) %	6,314,713	27.0%

Foreign Currency Translation Adjustment	91,637	0.9%		857,078	3.7%

Comprehensive Income (Loss)	(3,998,655)	(38.4	) %	7,171,791	30.7%

Revenues. Our revenues include revenues from sales of solar cells and solar modules.  For the six months ended April 30, 2009, we had revenues of approximately $10.4 million compared to revenues of approximately $23.4 million for the six months ended April 30, 2008, a decrease of 56%. This decrease is attributable to falling sales prices of our PV module products as well as significant declines in the shipment of our products to the European market as a result of economic and financial downturn in the region.

Cost of Revenues.   Cost of revenues for the six months ended April 30, 2009 decreased to approximately $12.7 million from approximately $21.7 million for the six months ended April 30, 2008.  The decrease is attributable to the decrease in sales of module products between the two periods. Additionally, the Company wrote-off inventory in the amount of $0.4 million during the six months ended April 30, 2009 to reflect the fair value after dramatic declines in the market price of silicon wafers.

Gross Profit (Loss).   The Company incurred a gross loss of approximately $2.3 million for the six months ended April 30, 2009 as compared to a gross profit of approximately $1.7 million for the six months ended April 30, 2008, representing a negative gross margin of 22% and a gross margin of 7%, respectively.  The decrease in gross profits was mainly due to falling sales prices for module products in our key markets and selling such modules using high priced wafers purchased during prior periods.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses totaled approximately $2.6 million for the six months ended April 30, 2009 compared to approximately $3.5 million for the six months ended April 30, 2008, a decrease of 26%.   This decrease is primarily attributable to $1 million in penalty expenses that were paid to investors for the untimely effectiveness of a registration statement, which were paid during the six months ended April 30, 2008; no such expenses were paid during the six months ended April 30, 2009.  The decrease between the two periods was partially offset by increases in salary and bonus expenses which were incurred due to a larger expanded marketing and administrative team in the six months ended April 30, 2009 compared to the same period in 2008.

Research and Development Costs.   Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $172,547 for the six months ended April 30, 2009 compared to $102,789 for the six months ended April 30, 2008.  The 68% increase between the two periods is attributable to resources invested in the use of alternative materials that may bring benefits in future production as well as tests on quality improvement processes.

Other Income (Expense).   We had other income of approximately $0.6 million for the six months ended April 30, 2009 compared to other income of approximately $8.3 million for the six months ended April 30, 2008, a decrease of 93%.  The decrease in other income was mainly due to less income from the change in the fair value of warrants.

Net Income (Loss).   Our net loss for the six months ended April 30, 2009 was approximately $4.1 million compared to net income of approximately $6.3 million for the six months ended April 30, 2008.  The decrease in net income is attributable to the decrease in gross profits as a result of a decrease in the sales price for module products in our key markets and selling such modules using high priced wafers purchased during prior periods of our products as well as less income from the change in the fair value of warrants..

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was approximately $1.2 million during the six months ended April 30, 2009 while net cash used in operating activities was approximately $1.5 million during the six months ended April 30, 2008.  The decrease in net cash flow from operating activities between the two periods was mainly due to reduced accounts receivables as a result of a decline in sales revenue and the collection of AR from prior periods and an increase in credit with major suppliers following a change in our operation environment by allowing longer credit term.

Net cash used in investing activities was approximately $145,601 during the six months ended April 30, 2009 while net cash used in investing activities was approximately $3.4 million during the six months ended April 30, 2008.  Uses of cash for investing activities included equipment purchases and costs associated with construction of our new facility in the PRC.  The decrease in net cash flow from investing activities between the two periods is attributable to reduced spending on equipment after the expansion of our production capacity to 60MW in October 2008.

There was no cash provided by or used in financing activities during the six months ended April 30, 2009.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.   As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay Science Park approximately $2.71 million, $0.28 million of which was paid during the fiscal year ended October 31, 2008 and the reminder of which must be paid by June 18, 2009.  If we fail to make the payment by the due date, we may lose our $0.28 million down payment.  In addition to the land use right purchase, we are also obligated to spend, at a minimum, approximately $11.4 million under the Investment Agreement on our Science Park facility, which amount we plan to use for the construction of a manufacturing plant and additional cell production and lamination lines over the next two years.  We expect to fund this expansion with our existing working capital and additional private financing.  These planned expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise more equity capital.

Capital Resources

As of April 30, 2009, we had cash and cash equivalents of $0.8 million, as compared to $2.2 million at October 31, 2008. We require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months.   Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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

As mentioned above under “Material Impact of Known Events on Liquidity,” Perfectenergy Solar-Tech has a contractual obligation to pay approximately $2.43 million by June 18, 2009 for acquiring the land use rights for certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China from the local government.  We expect to make such payments after obtaining pre-construction approvals from local authorities. If we fail to make the payment by the due date, we may lose our $0.28 million down payment.

The following table summarizes our contractual obligations as of April 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total		Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations :
Bank Indebtedness	$	―	―	―	―	―
Other Indebtedness	$	―	―	―	―	―
Capital Lease Obligations	$	―	―	―	―	―
Operating Leases (1)		$531	$147	$384	―	―
Purchase of Land Use Rights		$2,430	$2,430	―	―	―
Purchase Obligations (2)		$32,528	$5,522	$21,287	$5,719	―
Total Contractual Obligations:		$35,489	8,099	21,671	5,719	―

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

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

On April 22, 2009, we held an annual meeting of our security holders (the “Annual Meeting”) for the following two purposes:

Re-election of Directors

The first purpose of the Annual Meeting was to re-elect five directors to serve until the 2010 annual meeting of shareholders.  Each of the five director-nominees was re-elected by casting of the following votes:

Name of Nominee	FOR	WITHHELD

Wennan Li	13,358,937	82,617
Min Fan	13,358,937	82,617
Yunxia Yang	13,358,937	82,617
Adam Roseman	13,397,297	44,257
Yajun Wu	13,358,937	82,617

Ratification of Auditors

The second purpose of the Annual Meeting was to ratify the appointment of Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as our independent registered public accounting firm for the 2009 fiscal year.  The appointment of Moore Stephens as our independent registered public accounting firm for the 2009 fiscal year was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION

13,402,984	13,570	0

Item 5.	Other Information

(a)	None

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (2)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (2)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (3)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on April 19, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 21, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: June 15, 2009	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2009	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Accounting and Financial Officer)