Form 10-Q
period 2009-07-31
PERFECTENERGY INTERNATIONAL LTD
filed 2009-09-14
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of September 9, 2009.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 31, 2009

		Page
PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008	4
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended July 31, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information
Item 6.	Exhibits	34
Signatures		35

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

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$1,827,023	$2,022,052
Accounts receivable	3,922,337	3,880,053
Other receivables	32,921	47,356
Inventories	7,478,906	6,201,743
Prepayments	2,622,818	6,225,170
Prepaid taxes credits	705,769	352,574
Total current assets	16,589,774	18,728,948

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	7,469,749	8,105,990

OTHER ASSETS:
Deferred tax assets - non current	492,456	17,259
Advances on long-term assets	602,219	373,873
Total other assets	1,094,675	391,132

Total assets	$25,154,198	$27,226,070

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,262,886	$6,019,634
Accrued liabilities	1,070,787	1,062,595
Customer deposits	2,039,168	3,656,179
Other payables	1,430,306	443,145
VAT payables	1,122,149	196,690
Total current liabilities	13,925,296	11,378,243

FAIR VALUE OF DERIVATIVE INSTRUMENTS	45,534	729,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of July 31, 2009 and October 31, 2008	29,627	29,627
Additional paid-in capital	7,727,454	6,509,898
Statutory reserves	110,068	110,068
Retained earnings	2,248,795	7,321,412
Accumulated other comprehensive income	1,067,424	1,147,134
Total shareholders' equity	11,183,368	15,118,139

Total liabilities and shareholders' equity	$25,154,198	$27,226,070

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
REVENUES	$9,264,089	$17,699,289	$19,671,727	$41,088,361

COST OF REVENUES	7,421,533	16,416,328	20,119,706	38,099,065

GROSS PROFIT	1,842,556	1,282,961	(447,979)	2,989,296

OPERATING EXPENSES:
Selling, general and administrative	2,955,025	1,265,404	5,540,410	4,738,345
Research and development	72,005	42,605	244,552	145,394
Total operating expenses	3,027,030	1,308,009	5,784,962	4,883,739

LOSS FROM OPERATIONS	(1,184,474)	(25,048)	(6,232,941)	(1,894,443)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(3,840)	(3,030)	(5,732)	(35,573)
Interest income	4,227	6,514	20,862	75,222
Non-operating income (expense)	222	(51,027)	1,913	(42,683)
Change in fair value of derivative instruments	84,332	2,657,382	684,154	10,935,256
Total other income	84,941	2,609,839	701,197	10,932,222

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,099,533)	2,584,791	(5,531,744)	9,037,779

PROVISION (BENEFIT) FOR INCOME TAXES	(117,208)	51,305	(459,127)	189,580

NET INCOME (LOSS)	(982,325)	2,533,486	(5,072,617)	8,848,199

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(171,347)	367,916	(79,710)	1,224,994

COMPREHENSIVE INCOME (LOSS)	$(1,153,672)	$2,901,402	$(5,152,327)	$10,073,193

EARNINGS PER SHARE:
Basic	$(0.03)	$0.09	$(0.17)	$0.30
Diluted	$(0.03)	$0.09	$(0.17)	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916	29,626,916	29,603,019
Diluted	29,626,916	29,626,916	29,626,916	30,043,171

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	July 31, 2009	July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,072,617)	$8,848,199
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	632,542	239,439
Bad debt expense	1,859,068	-
Inventory written off	388,337	88,780
Compensation expense for options issued to employees	1,217,556	1,188,755
Change in fair value of derivative instruments	(684,154)	(10,935,256)
Late registration penalties	-	1,079,467
Changes in assets and liabilities:
Accounts receivable	95,789	(2,972,632)
Other receivables	14,859	(17,356)
Inventories	(1,423,569)	(973,032)
Prepayments	1,762,219	(8,256,732)
Prepaid taxes credits	32,496	134,085
Deferred tax assets	(459,127)	79,636
Accounts payable	2,220,413	6,600,204
Accrued liabilities	(35,805)	391,325
Customer deposits	(1,632,054)	4,781,733
Other payables	982,235	(109,388)
VAT payables	871,650	54,579
Net cash provided by operating activities	769,838	221,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(326,814)	(4,485,609)
Advances on equipment purchases	(227,998)	(271,342)
Net cash used in investing activities	(554,812)	(4,756,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	26,250
Payment on late registration penalties	-	(390,738)
Net cash used in financing activities	-	(364,488)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(410,055)	346,681

DECREASE IN CASH	(195,029)	(4,552,952)

CASH, beginning of period	2,022,052	9,701,545

CASH, end of period	$1,827,023	$5,148,593

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable tax credit	$61,134	$-
Value-added tax refund received on domestic equipment purchase transferred from construction in progress to prepaid expenses	$324,330	$-
Acquisition of equipment through liabilities	$45,446	$-

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company plans to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will expand lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  As of July 31, 2009, this subsidiary was still in the development stage.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in PFGY’s Form 10-K for the year ended October 31, 2008.  In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The Company has performed an evaluation of subsequent events through September 14, 2009, which is the date the financial statements are issued.

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
July 31, 2009
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

(d) Fair value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS 157 “Fair Value Measurements,” adopted on November 1, 2008, defines the fair value, established as three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Management believes the carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

	Carrying Value as of July 31, 2009	Fair Value at July 31, 2009
		Level 1	Level 2	Level 3
Warrant liability (note 7)	$45,534	-	-	$45,534

Except for the warrant liability, the Company did not identify any asset and liability that is required to be presented on the balance sheet at fair value in accordance with SFAS 157.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency. The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at July 31, 2009 were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at October 31, 2008.  The assets and liabilities of the Company’s German subsidiary at July 31, 2009 were translated at €0.71 to $1.00 as compared to €0.77 to $1.00 at October 31, 2008.  Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended July 31, 2009 and 2008 were 6.82 RMB and 6.90 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the nine months ended July 31, 2009 and 2008 were 6.82 RMB and 7.10 RMB, respectively.   The average translation rates applied to income and cash flow statement accounts of the Company’s German subsidiary for the three months ended July 31, 2009 and 2008 were €0.72 and €0.64, respectively, and for the nine months ended July 31, 2009 and 2008 were €0.75 and €0.66, respectively.  For the periods presented, adjustments resulting from translating balance sheet accounts into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(g) Accounts Receivable

The Company conducts its business operations in the PRC, and it has sales offices in Germany. Management reviews its accounts receivable on a regular basis and analyzes historical bad debts, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  At July 31, 2009, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible.

(h) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method. The Company reviews its inventory periodically for possible obsolete goods or cost in excess of net realizable value to determine if any reserves for potential obsolescence or write-down of inventory and cost of goods sold are necessary. For the three months ended July 31, 2009, the Company determined that no additional reserve was necessary.  For the three months ended July 31, 2008, the Company recovered $6,404, which was previously written off. The Company wrote-off inventory totaling $388,337 and $88,780 for the nine months ended July 31, 2009 and 2008, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

(i) Prepayments

Prepayments are prepayments to our suppliers. The Company’s major suppliers require advanced payment before a delivery is made. Such prepayments are recorded in our financial statements as prepayments until delivery has occurred.

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

The estimated useful life of the Company’s assets are as follows:

Useful Life
Leasehold improvements	5 years
Transportation equipment	5 years
Machinery	5-10 years
Office equipment	5 years

(k) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of July 31, 2009, the Company expects these assets to be fully recoverable.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

(l) Customer deposits

Customer deposits are prepayments from our customers.  A majority of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(m) Value Added Tax

The Company’s sales in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The value added tax applied is 17% in the PRC and 19% in Germany of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset VAT due on sales of finished products.  As of July 31, 2009, Perfectenergy Shanghai’s VAT on purchases is higher than its VAT on sales resulting in prepaid taxes credits that can be used to offset future VAT on sales.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

(o) Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customer agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not maintain a provision for potential warranty cost.

(p) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses. Shipping and handling costs were $1,890 and $188,614 for the three months ended July 31, 2009 and 2008, respectively, and $143,534 and $383,452 for the nine months ended July 31, 2009 and 2008, respectively.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation.

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008
	(Unaudited)
Net income (Loss) for basic earnings per share	$(982,325)	$2,533,486	$(5,072,617)	$8,848,199

Weighted average shares used in basic computation	29,626,916	29,626,916	29,626,916	29,603,019
Diluted effect of options and warrants	-	-	-	440,152
Weighted average shares used in diluted computation	29,626,916	29,626,916	29,626,916	30,043,171

Weighted Average Earnings per share
Basic	$(0.03)	$0.09	$(0.17)	$0.30
Diluted	$(0.03)	$0.09	$(0.17)	$0.29

For the three and nine months ended July 31, 2009 and 2008, all options and warrants were excluded from the calculation of diluted EPS as they were anti-dilutive.

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

Note 2 - Recently Issued Accounting Standards

In December 2007, SFAS 141(R), “Business Combinations,” was issued. SFAS 141R replaces SFAS 141, “Business Combinations.” SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The estimated impact of adoption will not be determined until the Company enters into a business combination.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS 133, “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC (Renminbi) and in Germany (the Euro).  Management is currently evaluating the impact of adoption of EITF 07-5, but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  The adoption of EITF 08-4 will not have any effect on the Company’s financial condition, results of operations, or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued “Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued “Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	July 31, 2009	October 31, 2008
	(Unaudited)
Raw materials	$461,062	$1,231,574
Finished goods	5,731,722	3,896,110
Work in progress	1,273,510	1,070,513
Supplies	12,612	3,546
Totals	$7,478,906	$6,201,743

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

Note 4 – Equipment and leasehold improvements

Equipment and leasehold improvements consisted of the following:

	July 31, 2009	October 31, 2008
	(Unaudited)
Leasehold Improvements	$656,475	$650,167
Transportation Equipment	274,196	275,070
Machinery	6,437,458	2,311,735
Office Equipment	188,978	154,070
Construction in Progress	1,147,391	5,317,155
Totals	8,704,498	8,708,197
Less: accumulated depreciation	(1,234,749)	(602,207)
Totals	$7,469,749	$8,105,990

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.  The decrease in the construction in progress balance for the nine month period ended July 31, 2009 is primarily related to $3.8 million of machinery and equipment that was deemed completed through its installation and testing process.  Most of the remaining construction of machinery and equipments is expected to be completed by December 2009.  As of July 31, 2009, there are no major commitments related to the construction in progress as the remaining machinery and equipments are near the completion stage.

Depreciation expense for the three months ended July 31, 2009 and 2008 amounted to $417,663 and $107,682, respectively, and for the nine months ended July 31, 2009 and 2008 amounted to $632,542 and $239,439, respectively.

Note 5 – Major customers and suppliers

    For the three months ended July 31, 2009 and 2008, five customers together accounted for approximately 95% and 94% of the Company's sales, respectively, and these customers together accounted for approximately 42% and 91% of the Company’s accounts receivable as of July 31, 2009 and 2008, respectively. For the nine months ended July 31, 2009 and 2008, five and six customers together accounted for approximately 48% and 92% of the Company's sales, respectively, and these customers together accounted for approximately 60% and 91% of the Company’s accounts receivable as of July 31, 2009 and 2008, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

For the three months ended July 31, 2009 and 2008, the Company purchased approximately 65% and 82%, respectively, of their raw materials from three major suppliers. These suppliers together represented 87% and 58% of the Company’s total accounts payable as of July 31, 2009 and 2008, respectively. For the nine months ended July 31, 2009 and 2008, the Company purchased approximately 74% and 87%, respectively, of their raw materials from three major suppliers. These suppliers together represented 83% and 58% of the Company’s total accounts payable as of July 31, 2009 and 2008, respectively.

Note 6 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700).  The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,553 (RMB 40,000).  At July 31, 2009, total future minimum lease payments under operating leases were as follows:

Amount
Three months ending October 31, 2009	74,381
Year ending October 31, 2010	264,561
Year ending October 31, 2011	120,727
Thereafter	-
$459,669

Total rent expense for the three months ended July 31, 2009 and 2008 amounted to $225,133 and $55,485, respectively, and total rent expense for the nine months ended July 31, 2009 and 2008 amounted to $352,857 and $156,425, respectively.

Purchase Commitments

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China.

Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay the Property & Land Administration Bureau of Minhang District (the “Land Bureau”) approximately $2.71 million, $0.28 million of which was paid during the fiscal year ended October 31, 2008. Due to supplementary land use restrictions on Science Park, the Company submitted an application to the Land Bureau to cancel the project and requested a refund of its advanced payment for the land.  The Company is awaiting a decision.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

Long-Term Silicon Supply Agreements

To assure a long-term supply, the Company entered into a five-year long-term supply contract with Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (“Tianjin Huan-ou”) on July 20, 2008, the effectiveness of which was conditioned upon (i) Perfectenergy Shanghai making an advance payment in the aggregate amount of $14.7 million to Tianjin Huan-ou by April 20, 2009, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009; and (ii) shareholder approval by both parties.  According to the latest amendment to the agreement, the price per piece is based on the then-current market price and quantity delivery is based on mutual negotiation.  In addition, the advance payment clause under this long-term contract is being negotiated by both parties due to changes in the silicon wafer supply market.  As of July 31, 2009, the Company paid approximately $4.4 million (RMB 30,000,000) to Tianjin Huan-ou under the supply contract.

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

The change in the fair value of the warrants at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). For the three months ended July 31, 2009 and 2008, gains of $84,332 and $2,657,382, respectively, and for the nine months ended July 31, 2009 and 2008, gains of $684,154 and $10,935,256, respectively, were recognized in the accompanying income statements based on the decrease in fair value since the last reporting date. At July 31, 2009, the fair value of the derivative instruments totaled $45,534.

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.26% of the investor warrants and 0.48% of the placement and advisory warrants; dividend yield of 0%; and expected term of 0.53 years of the investor warrants and 1.02 years of the placement and advisory warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

The Company had warrants as follows:
			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.35
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, October 31, 2008	3,975,714	3,975,714	$3.68	1.36
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, July 31, 2009 (Unaudited)	3,975,714	3,975,714	$3.68	0.61

Note 8 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  During the ten months ended October 31, 2007, under the Stock Incentive Plan, the Company issued 1,282,358 options to the employees and the directors of the Company, of which 164,298 options were cancelled in December 2007 and 25,000 were cancelled in March 2008.  75,000 of such issued options vested immediately, 1,168,060 of such options were to vest evenly on an annual basis over the three years following the grant date of August 8, 2007, of which 164,298 options were cancelled in December 2007 and 25,000 were cancelled in March 2008, and 39,298 of such options were to vest evenly on a monthly basis over the thirty-six months following the grant date of August 8, 2007.  The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments, and using an average risk-free rate of 4.5%.

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
July 31, 2009
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

Stock-based award activity was as follows:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2007	1,282,358	$2.80		$3,130,565
Granted	125,000	4.08		90,000
Forfeited	(189,298)	2.80		―
Exercised	(9,375)	2.80		―
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, July 31, 2009 (Unaudited)	1,208,685	$2.93	$	―

                       As of July 31, 2009, approximately $1.72 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining weighted average service period of approximately 1.02 years. As of July 31, 2009, 404,941 of the outstanding options were exercisable.  Compensation expenses for the three months ended July 31, 2009 and 2008 were $410,312 and $410,312, respectively, and for the nine months ended July 31, 2009 and 2008 were $1,217,556 and $1,188,755, respectively.

Stock-based awards as of July 31, 2009 were as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	8.02	404,941	$2.80	8.02
125,000	$4.08	3.50	41,666	4.08	3.50

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of July 31, 2009, the Company paid $390,744 to the Investors and issued an aggregate 41,780 share valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

Note 10 - Provision against prepayments to Sun Materials

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials. In these purchase contracts, Perfectenergy Shanghai effected 100% advance payments to Sun Materials totaling of $3.7 million.  However, as of July 31, 2009, Sun Materials is unable to either deliver the goods or return the advancement.  Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI is obliged to repay the prepayments in five installments. Regus BVI defaulted on the first installment of $180,000, which was due on July 1, 2009.

The Company will continue its effort in recovering the amount from Sun Materials. However, based on the current status, management estimated that a 50% provision (approximately $1.9 million) is necessary against the full amount; the amount was recognized in earnings.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

Note 11 – Income Taxes

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods indicated:

	Nine months ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	26.8
China income tax exemption	(12.5)	(13.2)
Other Item (a)	(4.2)	(11.5)
Effective income tax rates	8.3%	2.1%

(a)	These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities or other non-deductible expenses that are not deductible in the PRC.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

Since Perfectenergy Shanghai had operating loss for the period ended July 31, 2009, the loss can carry forward to offset income for the following five years.  The Company recorded deferred tax assets-non current of $163,472 and $17,259 as of July 31, 2009 and October 31, 2008, respectively.  Based on foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) current operating loss for Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax, plus solidarity surcharge and trade tax is 30.875%. The Company recorded deferred tax assets non-current of $328,984 and $0 as of July 31, 2009 and October 31, 2008, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that the Company’s subsidiary, Perfectenergy GmbH, is expected to generate profits based on sales orders received for future periods.  Losses may be carried forward and utilized against future profits without a time limit but with some limits on the amount of losses that may be carried forward against future profits. Perfectenergy GmbH is in a loss position and is not subject to the aforementioned taxes at present.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended June, 2009 and 2008, respectively. The estimated net operating loss carry forwards for United States income taxes amounted to $397,000 and $376,000 as of July 31, 2009 and October 31, 2008, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, between 2027 and 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2009 was $135,000. The net change in the valuation allowance for the nine months ended July 31, 2009 was an increase of $7,200. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company does not have cumulative undistributed earnings of foreign subsidiaries as of July 31, 2009.  Undistributed earnings are is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

Note 12 – Revenue by Geographic Area

Revenues are attributed to geographic areas based where the final destination of the Company’s products is shipped. The following table summarizes financial information for the Company’s revenues based on geographic area:

	Three months ended July 31,		Nine months ended July 31,
Geographic area	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$20,782	$191,896	$2,658,909	$6,243,552
Germany	9,243,307	6,239,961	17,012,818	13,559,976
Spain	-	11,267,432	-	21,284,833
Total revenues	$9,264,089	$17,699,289	$19,671,727	$41,088,361

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

Our principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China (the “PRC”).

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

Inventories constitute a majority of our current assets as reflected in our balance sheets as of July 31, 2009 and October 31, 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not need maintain a provision for potential warranty cost.

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

Recently Issued Accounting Standards

In December 2007, SFAS 141(R), “Business Combinations”, was issued.  SFAS 141R replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The estimated impact of adoption will not be determined until the Company enters into a business combination.

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

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008.  Early application is permitted.  The adoption of EITF 08-4 will not have any effect on the Company’s financial condition, results of operations, or cash flows.

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

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  FAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the impact of the standard on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended July 31, 2009 and July 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended July 31, 2009	% of Revenues	Three Months Ended July 31, 2008	% of Revenues
Revenues	$9,264,089	100.0%	$17,699,289	100.0%

Cost of Revenues	7,421,533	80.1%	16,416,328	92.8%

Gross Profit (Loss)	1,842,556	19.9%	1,282,961	7.2%

Selling, General, and Administrative Expenses	2,955,025	31.9%	1,265,404	7.1%

Research and Development	72,005	0.8%	42,605	0.2%

Loss from Operations	(1,184,474)	(32.7)%	(25,048)	(0.1)%

Other Income (Expense)	84,941	1.0%	2,609,839	14.7%

Income (Loss) Before Provision for Income Taxes	(1,099,533)	(11.9)%	2,584,791	14.6%

Provision for Income Taxes	(117,208)	(1.3)%	51,305	0.3%

Net Income (Loss)	(982,325)	(10.6)%	2,533,486	14.3%

Foreign Currency Translation Adjustment	(171,347)	(1.8)%	367,916	2.1%

Comprehensive Income (Loss)	(1,153,672)	(12.6)%	2,901,402	16.4%

Revenues.  Our revenues include revenues from sales of solar cells and solar modules. Revenues in the third quarter of fiscal year 2009 comprised of $9.2 million in solar module sales and $21,000 in solar cell sales and other process fees for domestic customers.  For the three months ended July 31, 2009, we had revenues of approximately $9.2 million compared to revenues of approximately $17.7 million in the three months ended July 31, 2008, a decrease of 47.6%.  This decrease is attributable to falling sales price of solar module products as a result of fierce competition in the current market. Despite falling sales prices, shipments of module products continued to increase as a result of some market recovery, reaching about 70% of the amount of shipments from the same quarter in 2008.

Cost of Revenues.  Cost of revenues for the three months ended July 31, 2009 decreased to approximately $7.4 million from approximately $16.4 million for the three months ended July 31, 2008.  The decrease is mainly in line with the declines in our sales as well as a 60% decline in the price of silicon wafers.

Gross Profit (Loss).  Gross profit was approximately $1.8 million in the three months ended July 31, 2009 as compared to gross profit of approximately $1.3 million in the three months ended July 31, 2008, representing gross margins of 19.9% and 7.2%, respectively.  The increase in gross profits was mainly due to a decline in the price of silicon wafers and cost savings measures taken in our production process. The impact of the high historical price of silicon wafers was fully absorbed in previous quarters.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $2.9 million in the three months ended July 31, 2009 compared to approximately $1.3 million in the three months ended July 31, 2008, an increase of 134%.  The increase is attributable to a $1.9 million provision recorded to partially write off a prepayment to a silicon supplier in Germany in the third quarter of fiscal year 2009 despite our continued efforts with cost control initiatives in the areas of selling and administrative expenses.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $72,005 in the three months ended July 31, 2009 compared to $42,605 in the three months ended July 31, 2008.  The 69% increase between the two periods is attributable to continued testing on alternative materials that may bring benefits in future production as well as quality improvement applications.

Other Income (Expense).  We had other income of $84,941 in the three months ended July 31, 2009 compared to other income of approximately $2.6 million in the three months ended July 31, 2008, a decrease of 97%. The decrease in other income was mainly due to the change in the fair value of our warrants.

Net Income (Loss).  Net loss in the three months ended July 31, 2009 was approximately $982,325 compared to net income of approximately $2.5 million in the three months ended July 31, 2008.  The decrease in net income is primarily attributable to the change in the fair value of our warrants and a $1.9 million provision recorded to partially write off a prepayment to a supplier during the third quarter of fiscal year 2009.

Comparison of Nine Months Ended July 31, 2009 and July 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine Months Ended July 31, 2009	% of Revenues	Nine Months Ended July 31, 2008	% of Revenues
Revenues	$19,671,727	100.0%	$41,088,361	100.0%

Cost of Revenues	20,119,706	102.3%	38,099,065	92.7%

Gross Profit (Loss)	(447,979)	(2.3)%	2,989,296	7.3%

Selling, General, and Administrative Expenses	5,540,410	28.2%	4,738,345	11.5%

Research and Development	244,552	1.2%	145,394	0.4%

Loss from Operations	(6,232,941)	(31.7)%	(1,894,443)	(4.6)%

Other Income (Expense)	701,197	3.6%	10,932,222	26.6%

Income (Loss) Before Provision for Income Taxes	(5,531,744)	(28.1)%	9,037,779	22.0%

Provision for Income Taxes	(459,127)	(2.3)%	189,580	0.5%

Net Income (Loss)	(5,072,617)	(25.8)%	8,848,199	21.5%

Foreign Currency Translation Adjustment	(79,710)	(0.4)%	1,224,994	3.0%

Comprehensive Income (Loss)	(5,152,327)	(26.2)%	10,073,193	24.5%

Revenues.  Our revenues include revenues from sales of solar cells and solar modules. Revenues for the nine months ended July 31, 2009 comprised of $17.0 million in solar module sales and $2.7 million in solar cell sales and other process fees for domestic customers.  For the nine months ended July 31, 2009, we had revenues of approximately $19.7 million compared to revenues of approximately $41.1 million for the nine months ended July 31, 2008, a decrease of 52%.  This decrease is attributable to falling sales price of our solar module products as well as declines in demand for our products due to fierce competition in the current market place following the global financial crisis.

Cost of Revenues.  Cost of revenues for the nine months ended July 31, 2009 decreased to approximately $20.1 million from approximately $38.1 million for the nine months ended July 31, 2008.  The decrease is mainly in line with decreased sales of module products between the two periods. We wrote off $0.4 million in inventory to reflect fair value after dramatic declines in the market price of silicon wafers.

Gross Profit (Loss).  We had a gross loss of approximately $0.4 million in the nine months ended July 31, 2009 while gross profit in the nine months ended July 31, 2008 was approximately $3.0 million, representing a negative gross margin of 2.3% and a positive gross margin of 7.3%, respectively.  The decrease in gross profits is mainly due to falling sales prices of module products in our key markets and selling such modules using high-priced wafers purchased during prior periods.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $5.5 million in the nine months ended July 31, 2009 compared to approximately $4.7 million in the nine months ended July 31, 2008, an increase of 17%.   The increase is primarily due to the recording of a $1.9 million provision to partially write off a prepayment to a silicon supplier in Germany during the nine months ended July 31, 2009.  The increase was offset by a $1.0 million penalty expenses that were paid to investors for the untimely effectiveness of a registration statement, which were paid during the nine months ended July 31, 2008; no such expenses were paid during the nine months ended July 31, 2009.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $244,552 in the nine months ended July 31, 2009 compared to $145,394 in the nine months ended July 31, 2008.  The 68% increase between the two periods is attributable to testing on alternative materials that may bring benefits in future production as well as quality improvement applications.

Other Income (Expense).  We had other income of approximately $0.7 million in the nine months ended July 31, 2009 compared to other income of approximately $10.9 million in the nine months ended July 31, 2008, a decrease of 94%. The decrease in other income was mainly due to the change in the fair value of our warrants.

Net Income (Loss).  We had a net loss in the nine months ended July 31, 2009 of approximately $5.1 million while net income in the nine months ended July 31, 2008 was approximately $8.8 million.  The decrease in net income is attributable to the decrease in gross profits as a result of a decrease in the sales price for module products in our key markets and higher costs of revenue due to selling such modules using high-priced wafers purchased during prior periods, as well as the change in the fair value of our warrants.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by in operating activities was approximately $769,838 during the nine months ended July 31, 2009 and approximately $221,806 during the nine months ended July 31, 2008.  The 247% increase in net cash flow from operating activities between the two periods was mainly due to decreases in accounts receivable and refundable deposits, reduced inventory balances, as well as less funds paid for prepayments due to changes in operation environment.

Net cash used in investing activities was approximately $554,812 during the nine months ended July 31, 2009 and approximately $4,756,951 during the nine months ended July 31, 2008.  Uses of cash for investing activities for both periods included equipment purchases and costs associated with construction of our new facility in the PRC.  The 88% decrease in net cash flow from investing activities between the two periods is attributable to reduced spending on equipment after the expansion of our production capacity to 60MW in October 2008.

There was no cash provided by or used in financing activities during the nine months ended July 31, 2009.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.   As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay the Property & Land Administration Bureau of Minhang District (the “Land Bureau”) approximately $2.71 million, $0.28 million of which was paid during the fiscal year ended October 31, 2008. Due to supplementary land use restrictions, we submitted an application to the Land Bureau to cancel the project and requested a refund of our advanced payment for the land.  We are awaiting a decision.  We are currently reviewing the expansion plan in light of our existing working capital and considering additional private financing we may need should our application be denied.  Potential further expenditures from the expansion project will not materially impact our short-term liquidity but are reasonably likely to have a material impact on our long-term liquidity if we fail to raise additional equity capital.

Capital Resources

As of July 31, 2009, we had cash and cash equivalents of $1.8 million. We require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months.   Further, we may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

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

As mentioned above under “Material Impact of Known Events on Liquidity,” Perfectenergy Solar-Tech has a contractual obligation to pay approximately $2.71 million for acquiring the land use rights for certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, $0.28 million of which was paid during the fiscal year ended October 31, 2008.  Due to supplementary land use restrictions, we submitted an application to the Land Bureau to cancel the project and requested a refund of our advanced payment for the land.  We are awaiting a decision.

The following table summarizes our contractual obligations as of July 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in thousands)
	Total		Less than 1 year		1-3 Years		3-5 Years		5 Years +
Contractual Obligations :
Bank Indebtedness	$	―	$	―	$	―	$	―	$	―
Other Indebtedness	$	―	$	―	$	―	$	―	$	―
Capital Lease Obligations	$	―	$	―	$	―	$	―	$	―
Operating Leases (1)		$460		$281		$179	$	―	$	―
Purchase of Land Use Rights (2)		$2,430		$2,430	$	―	$	―	$	―
Purchase Obligations (3)	$	―	$	―	$	―	$	―	$	―
Total Contractual Obligations:		$2,890		$2,711		$179	$	―	$	―

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

(2)	We submitted an application with the Land Bureau to cancel the project and requested a refund of our advanced payment for the land. We are awaiting a decision.

(3)
Purchase obligations consist of obligations under our silicon wafers supply purchase contracts.  Due to changes in silicon supply, the terms of our existing contracts with certain suppliers have been adjusted by oral agreement to take into consideration the changed market price and our actual demands.

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

Not applicable as we are a smaller reporting company.

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

Perfectenergy International Limited (Registrant)

Date: September 14, 2009	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2009	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Accounting and Financial Officer)