Form 10-K
period 2009-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2010-01-29
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0548438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China, 201100
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (8621) 5488-0958

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes     ☒ No

As of April 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,478,556 based on the closing sale price of $0.30 as reported by the OTC Bulletin Board and 14,928,521 shares held by non-affiliates.

As of January 4, 2010, there were 29,626,916 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) provides any protection for statements made in this annual report.

When used in this annual report, the terms the “Company,” “Perfectenergy Nevada,” “we,” “us,” “our,” and similar terms refer to Perfectenergy International Limited, a Nevada corporation, and our subsidiaries.

PART I

ITEM 1.  BUSINESS.

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

Perfectenergy BVI was incorporated under the laws of the British Virgin Islands as an International Business Company on April 1, 2005.  Perfectenergy Shanghai was organized under the laws of the People’s Republic of China on July 8, 2005.  Perfectenergy Solar-Tech was incorporated in the PRC on February 28, 2008.  Perfectenergy BVI, through Perfectenergy Shanghai and Perfectenergy Solar-Tech, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic systems.

We conduct sales in Europe through Perfectenergy GmbH, which was formed in Germany on November 9, 2007.  The principal function of Perfectenergy GmbH is marketing, installation, and other after-sales services for our PV products.

Our principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai in the PRC.  We also have a German office located at Tannenweg 8, 53757 Sankt Augustin, Germany.

Our Operations

Our operations consist of the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  Our manufacturing and research facility is located in Shanghai, China.

We have a 45 megawatt (“MW”) solar cell production line and a 60 MW solar panel lamination line.  In our facility’s solar cell and solar panel lamination production lines, we are able to produce different kinds of cells, such as 6-inch cells and 8-inch cells, mono-crystalline cells and multi-crystalline cells, and different types and sizes of solar modules.  After the manufacturing process, our products are put through a rigorous quality assurance process.  All of our products are strictly in accordance with international standards, such as IEC61215, TUV Safe Class II, and UL1703, in order to maintain our competitiveness in international markets.

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

We also have a sales and marketing force that is led by our Chief Executive Officer.  Our targeted customers, besides our existing customers, are mostly system integrators and distributors in the United States, Europe, and China.

Principal Products and Services

We believe our photovoltaic (“PV”) cells and modules are highly competitive with other products in the solar energy market in terms of efficiency and quality.  We expect to continue improving the conversion efficiency and power, and reducing the thickness, of our solar products as we continue to devote significant financial and human resources in our various research and development programs.

PV Cells

We design, manufacture, and market crystalline solar cells (approximately 6 inch squares composed of silicon and glass) sold as crystalline solar modules (metal grid structures housing 72 cells).

A PV cell is a silicon semiconductor device that converts sunlight into electricity by a process known as the photovoltaic effect.  The following table sets forth the specifications for samples of two types of PV cells we produce:

PV Cell Type	Dimensions (mm×mm)	Conversion Efficiency (%)	Thickness (microns)

Monocrystalline silicon cell	125x125	16.50 – 17.30%	200-230
Multicrystalline & Monocrystalline silicon cell	156x156	16.50 – 17.30%	200-230

The key technical efficiency measurement of PV cells is the conversion efficiency rate.  In general, the higher the conversion efficiency rate, the lower the production cost of PV modules per watt because more power can be incorporated into a given size package.  The average conversion efficiency rate of our monocrystalline PV cells reached 17.3% in November 2008, representing an increase from 18% in December 2005 when we began producing PV cells.  We currently produce a variety of PV cells ranging from 200 microns to 230 microns in thickness.

PV Modules

A PV module is an assembly of PV cells that is electrically interconnected and laminated in a durable and weatherproof package.  Our solar cells are often sold as components of assembled modules.  We are also developing PV modules with higher power to meet the rising expansion of on-grid configurations.  The majority of the PV modules we currently offer to our customers range in power between 10W and 180W.  We also perform limited original equipment manufacturing work for other solar cell producers, such as selling standalone solar modules.  We sell approximately 90% of our PV modules under our “Perfectenergy” brand and approximately 10% of our PV modules under the brand names of our customers.

Distribution

We sell our products to a number of systems integrators and distributors, primarily located in Germany, Spain, and Italy, who purchase their solar modules, purchase software, and hardware from other vendors and integrate and install the end-product for customers.  Many of our customers, in turn, sell turnkey solar systems to end-users that include individual owners of agricultural buildings; owners of commercial warehouses, offices, and industrial buildings; public agencies and municipal government authorities that own buildings suitable for solar system deployment; owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas; and financial investors that desire to own large scale solar projects.

Market and Industry Overview

The solar power market has experienced rapid growth in the past several years.  According to Solarbuzz LLC, an independent solar energy research firm, the global solar PV market will reach 6.37 GW in 2009.  According to a Solarbuzz forecast titled "Green World," in one of several possible scenarios, annual solar power system installed capacity may further increase to 9,917 MW in 2012, and solar power industry revenue may increase from $17.2 billion in 2007 to $39.5 billion in 2012.

We believe the solar power market will continue to experience growth as a result of the growing adoption of government incentives for solar energy sources, rising energy demand and limited fossil energy sources, and the growing awareness of the advantages of solar energy, all of which are discussed below.

Growing Adoption of Government Incentives for Solar and Other Renewable Energy Sources

     In response to the increasing environmental concerns worldwide, many governments have promulgated regulations and implemented policies to limit the release of hazardous and greenhouse gases, such as carbon dioxide, and to encourage the use of renewable energy sources.  Due to the fact that most renewable energy sources are currently less cost competitive than traditional energy sources, a growing number of countries have created incentive programs for the solar sector, including:

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

China. China produces over 30% of the world's solar PV, and, according to statistics from the Chinese government, installed PV in China only reached a total of 140MW in 2008, accounting for less than 1% of the global market share.  With cheaper raw materials and PV technology innovation, however, solar electricity cost in China is estimated to have declined by 50% from 2006 to 2008, making solar power a strong candidate to become a major energy resource.  Falling solar power generation cost and rising demand as the main drivers for the uptake, China revised its 2020 target for solar power capacity from 1.8 GW to 20 GW.  In February 2005, China enacted the Renewable Energy Law, which became effective in January 2006.  This law provides certain financial incentives for the development of renewable energy projects.  Various local authorities have also introduced initiatives to encourage the adoption of renewable energy, including solar energy.  In addition, the government has enacted several policies to support the solar industry, including a regional feed-in tariff and national subsidies for solar PV installations such as subsidy scheme on rooftop projects.  We expect that the increase in solar energy consumption in local municipalities will encourage further growth of the solar energy industry in China.

The Chinese government granted us an income tax exemption for the years ended December 31, 2006 and 2005, and we are entitled to receive a 50% reduction of our regular income tax rate of 33% from January 2007 to December 31, 2009.  The Chinese government also granted us a refund on value added taxes (“VAT”), which are imposed on exported goods at a 17% rate.  Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in China are subject to VAT in accordance with Chinese laws.  The standard VAT is 17% of the gross sales price.  To the best of our knowledge, we are not eligible to receive similar subsidies or incentives from any other government.

Germany.   Under its Renewable Energy Sources Act, Germany aims to increase the share of electricity from renewable energy to 12.5% by 2010 and 20% by 2020.  In particular, the Renewable Energy Sources Act requires electricity transmission grid operators to connect various renewable energy sources to their electricity transmission grids and to purchase all electricity generated by such sources at guaranteed feed-in tariffs.  Additional regulatory support measures include investment cost subsidies, low-interest loans, and tax relief to end users of renewable energy.

Italy.   Before 2005, the Italian PV market benefited primarily from regional support for PV installations with grants of up to 65% of investment in the absence of national incentive funds.  In 2005, Italy passed a new law that set fixed feed-in tariffs for electricity produced from renewable energy sources.  The incentives are available to individuals, companies, and public bodies.  In January 2006, the Italian government approved various measures relating to PV feed-in tariffs, including increasing the PV feed-in tariff cap to 500 MW by 2015.

Japan.   The Japanese government has implemented a series of incentive programs, including the “PV 2030” roadmap that outlines government policies to support solar power electricity.  Japan also provides government subsidies for research and development.

Spain.   The incentive regime in Spain includes a national net metering program and favorable interest loans. The actual feed-in tariff for solar energy in Spain is fully guaranteed for 25 years and guaranteed at 80% for subsequent years.  The target for cumulative installed generation capacity from PV in 2010 was recently raised by the Spanish government to 400 MW.

United States.   At the federal level, several recent developments are favorable to the PV industry in general in the United States.  The United States Congress approved the Energy Policy Act of 2005, which provides a 30% investment tax credit for PV installations.  With the “Extension and Modification of Solar Energy and Fuel Cell Investment Tax Credit” bill passed by Congress in 2008, the tax credit for PV installation was extended through 2016.  This bill lifted a limitation that prevented public utilities from claiming the investment tax credit, which may increase solar panel sales to U.S. utilities that now qualify to receive a 30% tax credit for their first PV installation.  The bill also allows these credits to be used to offset the alternative minimum tax (AMT).  Further, President Obama’s New Energy for America plan set forth the goal for 10% of electricity generated in the U.S. to come from renewable energy sources by 2012 and 25% by 2025.  In addition, a number of states, including California and New Jersey, have committed substantial resources to developing and implementing renewable energy programs.  Under the California Solar Initiative, an investment of $3.2 billion will be made from 2006 to 2017 for the installation of 1 million PV plants with the total output of more than 3,000MW.  Investors in these PV plants will get refunds from the state and federal governments of approximately 75% of their total investment, and the investors are to receive a guaranteed profit of 12% on average for the electricity produced by their PV plants with certificates of green power.  In April 2006, the New Jersey Board of Public Utilities voted to approve new regulations which expand the state’s Renewable Portfolio Standard by extending the existing goals out to 2020 and increasing the required amount of renewable energy and solar energy.  Under the newly adopted regulations, 20% of New Jersey’s electricity must come from renewable sources by 2020.  The New Jersey regulations also include a 2% solar set aside, which is forecast to require 1,500MW of electricity to be generated through solar power, the largest solar commitment relative to population and electricity consumption in the United States.

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

Location-based energy production.   Solar power is a distributed energy source, meaning that the electricity can be generated at the site of consumption.  This provides a significant advantage to the end user who is not reliant upon the traditional electricity infrastructure for delivery of electricity to the site of use.

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

Shortages of Raw Materials.   Polysilicon is the main raw material used in manufacturing our solar cells.  Currently, there is some relief in the supply shortage of polysilicon in the industry.  However, due to strong demands in the PV products in next few years, we believe that the industry-wide shortage of polysilicon will continue to have a material impact on our liquidity because suppliers will likely require more advance payments for the polysilicon that they supply to us as our production expands.  Further, a shortage may also have a material effect on our results of operations because a shortage will likely cause the price of polysilicon to rise.  Such increase will likely cause an increase in the cost of producing our products especially if we must obtain more polysilicon in the market to produce our products as our production expands in the future.  In addition, we believe effective supply chain management is critical to ensure continued growth for the industry.

Competition

The global solar power market is highly competitive and has rapidly evolved.  Various government incentive and subsidy programs implemented in the United States, Europe, China, Japan, and other countries in recent years have further induced competition in solar energy product marketplace.  In particular, a large number of manufacturers have entered the solar market.

Our main overseas competitors, including those in the United States, include BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd., and Sunpower Corporation.  Our primary competitors in China include Suntech Power Holding’s Co., Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd., and Nanjing PV-Tech Co., Ltd.

We compete primarily on the basis of the power efficiency, quality, performance, and appearance of our products, price, strength of supply chain and distribution network, after-sales service, and brand image.  Many of our competitors, however, have longer operating histories and significantly greater financial or technological resources than we do and enjoy greater brand recognition.  Some of our competitors are vertically integrated and design and produce upstream silicon wafers, mid-stream PV cells and modules, and downstream solar application systems, which provide them with greater synergies to achieve lower production costs.  During periods when there is a shortage of silicon and silicon wafers, we compete intensely with our competitors in obtaining adequate supplies of silicon wafers. Moreover, many of our competitors are developing next-generation products based on new PV technologies, including amorphous silicon, transparent conductive oxide thin film, carbon material, and nano-crystalline technologies, which, if successful, will compete with the crystalline silicon technology we currently use in our manufacturing processes.  We are seeking to develop new technologies and products through our research collaborations.

We, like other solar energy companies, also face competition from traditional non-solar energy industries, such as the petroleum and coal industries.  The production cost per watt of solar energy is significantly higher than other types of energy.  As a result, we cannot provide assurances that solar energy will be able to compete with other energy industries in the long-term, especially if there is a reduction or termination of government incentives and other forms of support for solar energy.

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

One key raw material in our production process is silicon wafers.  We purchase all of our silicon wafers from a limited number of suppliers.  We have long term supply contracts with two major suppliers, which provides for monthly price adjustments based on the spot rate of silicon.  These contracts are more fully described below under “Principal Suppliers.”

Principal Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand.  We have long-term silicon supply agreements with both Tianjin Huan-ou Semiconductor Material Technology Co., Ltd. (“Tianjin Huan-ou”) and Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”).

Our purchase obligations under the long-term silicon supply contract with Chengdu is 1 million silicon wafers in 2010, 1.2 million silicon wafers in 2011, and 1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers will be based on market conditions.

We also entered into a five-year long-term supply contract with Tianjin Huan-ou on July 20, 2008, which contract was clarified by a subsequent amendment to have an effective date of January 1, 2009.  Under the contract, Perfectenergy Shanghai was to make an advanced payment in the aggregate amount of approximately $14,700,000 (the “Advanced Payment”) to Tianjin Huan-ou by April 20, 2009, 20% of which would be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009.  As of January 16, 2009, Perfectenergy Shanghai paid approximately $4,400,000 of the Advanced Payment to Tianjin Huan-ou.  During the effectiveness of the agreement, Tianjin Huan-ou was to supply Perfectenergy Shanghai with monocrystalline silicon solar wafers pursuant to the following annual supply schedule: 12.75 million pieces in 2009; 17.15 million pieces in 2010; 17.20 million pieces in 2011; 17.26 million pieces in 2012; and 17.35 million pieces in 2013.

On January 21, 2009, we entered into an amendment to the supply agreement with Tianjin Huan-ou to change the due date of the Advanced Payment from December 20, 2008 to April 20, 2009.  Also, the price per piece for future deliveries was amended from a fixed price to a price to be negotiated between the parties based on the then-current market price.  We are currently in negotiations to further amend the terms of the Advanced Payment.

We believe that these arrangements will help us obtain a sufficient supply of silicon at a reasonable price for the coming years and when we expand our production capacity.

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

Customers

We sell our products to a number of systems integrators and distributors, mostly located in Europe and China, who purchase solar cells and solar modules from us, software and hardware from other vendors, and then integrate and install the end-product for their customers.  These systems integrators sell turnkey solar systems to end-users that include the following:

•	Individual owners of agricultural buildings,
•	Owners of commercial warehouses, offices, and industrial buildings,

•	Public agencies and municipal government authorities,

•	Owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas, and

•	Financial investors interested in owning large scale solar projects.

Our top three customers by value, who accounted for 27% of our revenue during the fiscal year ended October 31, 2009, are as follows:

•	Alpensolar GmbH, accounting for 13% of revenue;

•	Abidas GmbH, accounting for 8% of revenue; and

•	Solardirect GmbH, accounting for 6% of revenue.

Intellectual Properties and Licenses

The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Duration	Description

Trademark		Trademark Bureau of the People’s Republic of China	Ten years from 2009 to 2019 (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Logo, brand name used in our products

Patent	Solar cell fire furnace equipment	Intellectual Property Bureau of the People’s Republic of China	May 25, 2006 to May 25, 2016 (10 years)	To increase cell efficiency with proper cell production technique

Patent	Solar wafer drying equipment	Intellectual Property Bureau of the People’s Republic of China	May 17, 2006 to May 17, 2016 (10 years)	To dry wafers more effectively, thus improving quality and increasing yield
Patent	Preparation method of Chalcogenide Glass (with Rare Earth elements)	Intellectual Property Bureau of the People’s Republic of China	July 11, 2003 to July 10, 2013	To improve efficiency in absorption of sunlight to PV module system

We are certified by IEC61215 and Safety Class II for TUV.  Both IEC and TUV are international standards for electronic appliances.  We also applied for UL certification (standards for electronic appliance in the United States), and we expect this certification process to be completed in early 2010.

We have also filed applications for three patents in Shanghai, which are currently being reviewed by local authority.

Research and Development

During the fiscal years ended October 31, 2009 and October 31, 2008, we incurred $409,148 and $221,016, respectively, for research and development primarily related to the development of new types of crystalline PV cells as well as improvement on the conversion efficiency of PV cell and module products.

Environmental Matters

Our manufacturing processes generate noise, wastewater, gaseous wastes, and other industrial wastes.  We have various types of anti-pollution equipment installed in our facilities to reduce, treat, and, where feasible, recycle the wastes generated in our manufacturing process.  We outsource the treatment of some of our wastewater and other liquid wastes to third-party contractors.

Our operations are subject to regulation and periodic monitoring by local environmental protection authorities in Shanghai.  In conjunction with our efforts with the construction of our new solar cell production facility, we are planning to further improve management of the environmental issues relating to our operations, including application for ISO 14001 certification in 2010.  ISO 14001 prescribes standards for management of organizations to achieve an effective environmental management system.

Employees

As of January 4, 2010, we had approximately 200 employees, all of which are full-time employees.

ITEM 1A.  RISK FACTORS.

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

We consider our company a young company with a limited operating history that started in 2005.  Our limited operating history and the unpredictability of our industry may make it difficult for investors to evaluate our business and future operating results.  The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

In August 2007, we raised $18.4 million in a private offering of our common stock and warrants that we use for our operations. We may be unable to manage the expansion of our operations effectively, which could have an adverse effect on our business and results of operations.

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

We believe that the growth in many of the markets for our products, including our current largest markets such as Germany, depends in part on the availability and amounts of government subsidies and economic incentives. At present, the cost of solar energy substantially exceeds the retail price of electricity in most markets in the world.  As a result, federal and local governmental bodies in many countries, most notably Germany, Spain, and the United States, have provided subsidies in the form of cost reductions, tax write-offs, and other incentives to end users, distributors, systems integrators, and manufacturers of solar power products.  Reduction or elimination of these government subsidies and economic incentives because of policy changes, fiscal tightening, or other reasons may result in the diminished competitiveness of solar energy and materially and adversely affect the growth of these markets and our revenues.  Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in their markets.  The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition, and results of operations.

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

In the fiscal year ended October 31, 2009, we sold 86% of our products to customers outside of China.  The marketing, international distribution, and sale of our PV products expose us to a number of risks, including the following:

•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and costs relating to compliance with various commercial and legal requirements of the overseas markets in which we offer our products;

•	inability to obtain, maintain, or enforce intellectual property rights; and

•	trade barriers such as export requirements, tariffs, taxes, and other restrictions and expenses that could increase the prices of our products and make us less competitive in some countries.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose such services.

Our future success depends substantially on the continued services of our executive officers, especially Wennan Li, our Chairman of the Board and Chief Executive Officer.  We do not maintain key man life insurance on any of our executive officers.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may be unable to replace them readily, if at all.  In such a situation, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.  Each of our executive officers has entered into employment agreements with us that contain confidentiality and non-competition provisions.  If, however, any dispute arises between our executive officers and the Company, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold assets.

If we are unable to attract, train, and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain technical personnel.  Recruiting and retaining capable personnel, particularly those with expertise in the solar power industry, are vital to our success.  There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel.  We depend on the management team to recruit and train such capable personnel, but if our management team is unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on patent, trademark, trade secret, copyright law, and other contractual restrictions to protect our intellectual property.  Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate.  For example, we have three issued patents and three pending patent applications in China.  We cannot assure you that our patent applications will be issued with claims sufficiently broad for our business.  As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others.  We cannot assure you that the outcome of such potential litigation will be in our favor.  Such litigation may be costly and may divert management attention as well as expend our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.  In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement.  Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We may be exposed to infringement or misappropriation claims by third parties that, if determined adversely to us, could cause us to pay significant damage awards.

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

We have three issued patents and three pending patent applications in China. We do not have, and have not applied for, any patent for our proprietary technologies outside China, although we have sold, and expect to continue to sell, a substantial portion of our products outside China.  Since the protection afforded by our patents is effective only in China, others may independently develop substantially equivalent technologies, or otherwise gain access to our proprietary technologies, and obtain patents for such intellectual properties in other jurisdictions, including the countries in which we sell our products.  If any third parties are successful in obtaining patents for technologies that are substantially equivalent or the same as the technologies we use in our products in any of our markets before we do and enforce their intellectual property rights against us, our ability to sell products containing the allegedly infringing intellectual property in those markets will be materially and adversely affected.  If we are required to stop selling such allegedly infringing products, seek licenses and pay royalties for the relevant intellectual properties, or redesign such products with non-infringing technologies, our business, results of operations, and financial condition may be materially and adversely affected.

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

We had net foreign currency translation adjustment gains of $1,372,908 and $1,147,134 as of October 31, 2009 and October 31, 2008, respectively.  We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.  We plan to reduce the effect of such exposure through hedging arrangements, such as entering into forward exchange contracts and foreign currency option contracts, but we cannot give assurances that such hedging activities will be effective in managing our foreign exchange risk exposure.

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

As with other PV product manufacturers, we are exposed to risks associated with product liability claims in the event that the use of the PV products we sell results in injury or death.  Since our products are electricity producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation, or other causes.  We have product liability insurance coverage on all products shipped; there is still, however, risks that such insurance may not be able to adequately cover all of any associated losses incurred in the event of a successful claim against us.  The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments.  Additionally, because the insurance industry in China is in its early stages of development, business interruption insurance, which we do not currently have, available in China offers limited coverage compared to that offered in many other countries.  Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our officers and directors own a substantial portion of our outstanding common stock, which will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

As of January 4, 2010, our directors and executive officers control approximately 51.77% of our outstanding shares of stock entitled to vote.  These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions.  This control could delay, defer, or prevent others from initiating a potential merger, takeover, or other change in our control even if these actions would benefit our stockholders and us.  This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We conduct a substantial portion of our operations in China, and the majority of our assets are located in China.  In addition, all of our executive officers and most of our directors reside within China.  As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon U.S. federal or applicable state securities laws.

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

On January 1, 2008, a new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).  The key changes were: (a) the new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs, except for high-tech companies, which pay a reduced rate of 15%; and (b) companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of 5 years or until the tax holiday term is completed, whichever is sooner.  These companies will pay the standard tax rate as defined in point “a” above during the grace period.  Since Perfectenergy Shanghai was established before March 16, 2007, we are qualified for the 12.5% tax rate as described above.  Perfectenergy Shanghai was granted “high-tech company” status by the government, and a 15% tax rate starting January 1, 2010 will be applicable to us after the tax holiday term.  Perfectenergy Solar-Tech was established in February 2008, and, thus, is subject to a 25% tax rate before the “high-tech company” status is provided. Any increase to our EIT rate could have a material adverse effect on our financial condition and results of operations.

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

Risks Relating to Ownership of Our Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board, a quotation system, and is not traded on an issuer listing service, market, or exchange. Thus, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PFGY.”  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTC Bulletin Board involve a manual process, market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing, and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmations may be delayed significantly.  Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are traded on the OTC Bulletin Board, price volatility may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.

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

Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board, such as our common stock, may be decreased or eliminated.

We are subject to the penny stock rules, and these rules may adversely affect trading in our common stock.

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience, and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock, and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations over the past year, and the market prices of issuers quoted on the Over-The-Counter Bulletin Board, the quotation service for our common stock, generally have been very volatile and have experienced sharp share price and trading volume changes.  The trading price of our common stock could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

ITEM 2.  PROPERTIES.

Offices and Facilities

The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date

No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China 201100	Company headquarters; manufacturing facility	6,200	May 31, 2011

Tannenweg 8-10, 53757 Sankt Augustin, Germany	European sales and marketing office	274	November 2010

569 Zhuan Sheng Road, Shanghai, People’s Republic of China 201100	Perfectenergy Solar-Tech production facility	1,943	March 2010

We lease the space for our headquarters and factory premises under a property lease agreement that expires on May 31, 2011, with an option to renew the lease.  We lease the space for our sales and marketing office in Germany under a property lease agreement that expires in November 2010.  The additional production facility used by Perfectenergy Solar-Tech is leased under a property lease agreement that expires in March 2010.  At October 31, 2009, minimum future commitments under the lease agreements were as follows:

Year Ended October 31,	Amount
2010		$264,561
2011		$120,727
Thereafter	$	―

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  To the best of our knowledge, there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “PFGY.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTC Bulletin Board for each quarterly period within our two most recent fiscal years.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

October 31, 2009	$0.42	$0.19
July 31, 2009	$0.42	$0.20
April 30, 2009	$0.45	$0.19
January 31, 2009	$0.80	$0.11

October 31, 2008	$1.85	$0.28
July 31, 2008	$2.85	$1.35
April 30, 2008 (1)	$5.20	$2.04
January 31, 2008 (1)	$7.96	$5.00

(1)
We effected a 4-for-1 reverse stock split on March 24, 2008, and the high and low bid information in the table for the quarter ended January 31, 2008 and the period February 1, 2008 to March 24, 2008 reflects the reverse split.

As of January 26, 2010, the closing sales price for shares of our common stock was $0.402 per share on the OTC Bulletin Board.

Holders

As of January 4, 2010, we have 24 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and their telephone number is (480) 481-3940.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of October 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Perfectenergy International Limited for the fiscal years ending October 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Inventories constitute a majority of our current assets as reflected in our balance sheets as of October 31, 2009 and 2008. The manner in which we estimate the value of our inventories is a significant component in determining the carrying value of our inventories.

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

Revenue Recognition

The Company's revenue recognition policies are in accordance with the FASB’s accounting standard.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not need maintain a provision for potential warranty cost.

Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments, define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization.  The three levels are defined as follow:

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

Recently Issued Accounting Standards

In January 2009, the FASB issued an accounting standard related to Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  The accounting standard removes its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of the accounting standard did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The accounting standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The accounting standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification” or ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted the codification standards which do not have a financial impact other than references to authoritative literature incorporated herein.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. This update is effective for our first quarter 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the fiscal years ended October 31, 2009 and 2008.

	Fiscal Year Ended October 31, 2009	% of Revenues	Fiscal Year Ended October 31, 2008	% of Revenues
REVENUES	$31,454,956	100.0%	$63,660,023	100.0%

COST OF REVENUES	30,346,831	96.5%	60,973,113	95.8%

GROSS PROFIT	1,108,125	3.5%	2,686,910	4.2%

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	7,683,195	24.4%	6,256,817	9.8%

INCOME (LOSS) FROM OPERATIONS	(6,575,070)	(20.9)%	(3,569,907)	(5.6)%

OTHER EXPENSES (INCOME), NET	553,537	(1.8)%	(11,714,749)	(18.4)%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,021,533)	(19.1)%	8,144,842	12.8%

PROVISION (BENEFIT) FOR INCOME TAXES	(337,198)	(1.1)%	63,652	0.1%

NET INCOME (LOSS)	(5,684,335)	(18.1)%	8,081,190	12.7%

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	225,774	0.7%	954,668	1.5%

COMPREHENSIVE INCOME	(5,458,561)	(17.4)%	9,035,858	14.2%

REVENUES.  During the fiscal year ended October 31, 2009, we had revenues of $31.5 million as compared to revenues of $63.7 million during the fiscal year ended October 31, 2008, a decrease of approximately 50.6%.  The decrease in revenues is attributable to a 50% drop in our sales price of solar module products as a result of fierce competition in the current market.  Despite such falling sales prices, shipments of module products continued to increase as a result of some market recovery, reaching about 70% of the amount of shipments from that in 2008.

COST OF REVENUES.  Cost of revenues for the fiscal year ended October 31, 2009 was $30.3 million as compared to $61.0 million for the fiscal year ended October 31, 2008, a decrease of approximately 50.2%.   The decrease in revenue costs is mainly in line with the declines in our sales and also explainable by a 60% decline in the cost of silicon wafers.

GROSS PROFIT.  Our gross profit for the fiscal year ended October 31, 2009 was $1.1 million as compared to a gross profit of $2.7 million for the fiscal year ended October 31, 2008, representing gross margins of approximately 3.5 % and 4.2%, respectively.  The decrease in gross profits was mainly due to the decline in the sales price of silicon wafers despite cost savings measures taken in our production process.  The impact of the high historical price of silicon wafers was fully absorbed in the first few quarters during the year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.  Selling, general, and administrative expenses totaled $7.7 million for the fiscal year ended October 31, 2009 as compared to $6.3 million for the fiscal year ended October 31, 2008, an increase of approximately 22.8%.  The increase is attributable to a $1.9 million provision recorded as allowance for a refundable prepayment to a silicon supplier in Germany in the third quarter of fiscal year 2009.  Actual spending on administrative expenses was reduced by 10% as a result of our continued efforts with cost control initiatives.

OTHER EXPENSES (INCOME). Other income for the fiscal year ended October 31, 2009 consisted of non-operating income, interest income, and change in fair value of derivative instruments.  We had other expenses of $0.6 million for the fiscal year ended October 31, 2009 as compared to other expenses of $11.7 million for the fiscal year ended October 31, 2008.  The decrease in other income was mainly due to lesser gain on change in the fair value of our warrants.

NET INCOME (LOSS).  We had net loss of $5.7 million for the fiscal year ended October 31, 2009 as compared to net income of $8.1 million for the fiscal year ended October 31, 2008.  The decrease in net income is primarily attributable to the lesser gain on change in the fair value of our warrants in fiscal year 2009 compared to fiscal year 2008 and a $1.9 million provision recorded as allowance for a prepayment to a supplier to be refunded during the third quarter of 2009.

LIQUIDITY

Cash Flows

Net cash provided by operating activities was $1.8 million for the fiscal year ended October 31, 2009, while net cash used in operating activities was $2.6 million for the fiscal year ended October 31, 2008.  The increase in net cash flow from operating activities was mainly due to better control of our working capital and changing credit structure in the solar products industry, which includes a decrease in prepayments and an increase in accounts payable.  This increase was slightly offset by a decrease in cash received as customer deposits.

Net cash used in investing activities was $0.4 million for the fiscal year ended October 31, 2009, while net cash used in investing activities was $5.3 million for the fiscal year ended October 31, 2008.  The increase in net cash flow from investing activities was due to reduced spending on equipment after the completion of our production capacity expansion to 60MW since October 2008.

There were no financing activities during our most recent fiscal year.  During the fiscal year ended December 31, 2008, net cash provided by financing activities was $26,250.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.  As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech is to pay the local PRC land bureau approximately $2.71 million.  We paid $0.28 million of the $2.71 million during the fiscal year ended October 31, 2008 and made no additional payments since then.  Due to supplementary land use restrictions, we submitted an application to the local PRC land bureau to cancel the project and requested a refund of our advanced payment of $0.28 million for the land.  In early December 2009, we received a refund of the entire advanced payment with approval from the local PRC land bureau to cancel the Investment Agreement.  We are currently reviewing our options with regards to the Investment Agreement.  We are also reviewing our expansion plans with existing working capital and may apply for further changes in Perfectenergy Solar-Tech’s capital commitment.  These potential expenditures will not materially impact our short-term liquidity, but they are reasonably likely to have a material impact on our long-term liquidity if we fail to raise additional equity capital.

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

The following table summarizes our contractual obligations as of October 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
	In Thousands
Contractual Obligations:
Bank Indebtedness	$—	$—	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases (1)	$385	$264	$121	$—	$—
Purchase of Land Use Rights	$—	$—	$—	$—	$—
Purchase Obligations (2)	$27,006	$8,360	$18,646	$—	$—
Total Contractual Obligations:	$27,391	$8,624	$18,767	$—	$—

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.
(2)
Purchase obligations consist of obligations under our silicon wafers supply purchase contracts.  The amounts disclosed are actual obligations and estimated future obligations that we have with Tianjin Huan-ou.  For more information on these purchase contracts, please see the descriptions above under the section titled “Business.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended October 31, 2009 and 2008 begin on the following page, starting with page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perfectenergy International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Perfectenergy International Ltd. and subsidiaries as of October 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2009.  Perfectenergy International Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfectenergy International Ltd. and subsidiaries as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
January 29, 2010

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2009 AND 2008

ASSETS

	2009	2008

CURRENT ASSETS:
Cash	$3,582,854	$2,022,052
Accounts receivable	3,744,299	3,880,053
Other receivables, net of allowance for doubtful accounts of $1,861,097 and $0
as of October 31, 2009 and 2008, respectively.	4,148,607	47,356
Inventories	10,059,078	6,201,743
Prepayments	524,356	6,225,170
Prepaid income taxes	—	110,420
Refundable taxes credit on export sales	—	242,154
Total current assets	22,059,194	18,728,948

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	6,819,144	8,105,990

OTHER ASSETS:
Deferred tax assets	376,105	17,259
Advances on equipment purchases	470,108	373,873
Total other assets	846,213	391,132

Total assets	$29,724,551	$27,226,070

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,682,262	$6,019,634
Accrued liabilities	1,082,397	1,062,595
Customer deposits	2,402,554	3,656,179
Other payables	118,491	443,145
Value-added and other taxes payable	3,121,838	196,690
Total current liabilities	18,407,542	11,378,243

FAIR VALUE OF DERIVATIVE INSTRUMENTS	29,563	729,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares
issued and outstanding as of October 31, 2009 and 2008	29,627	29,627
Additional paid-in capital	8,137,766	6,509,898
Statutory reserves	110,068	110,068
Retained earnings	1,637,077	7,321,412
Accumulated other comprehensive income	1,372,908	1,147,134
Total shareholders' equity	11,287,446	15,118,139

Total liabilities and shareholders' equity	$29,724,551	$27,226,070

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
REVENUES	$31,454,956	$63,660,023

COST OF REVENUES	30,346,831	60,973,113

GROSS PROFIT	1,108,125	2,686,910

OPERATING EXPENSES:
Selling, general and administrative	7,274,047	6,035,801
Research and development	409,148	221,016
Total operating expenses	7,683,195	6,256,817

LOSS FROM OPERATIONS	(6,575,070)	(3,569,907)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(46,630)	(20,083)
Interest income	52,456	86,691
Non-operating income	2,362	22,059
Non-operating expense	(154,776)	(110,916)
Change in fair value of derivative instruments	700,125	11,736,998
Total other income (expense), net	553,537	11,714,749

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,021,533)	8,144,842

PROVISION (BENEFIT) FOR INCOME TAXES	(337,198)	63,652

NET INCOME (LOSS)	(5,684,335)	8,081,190

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	225,774	954,668

COMPREHENSIVE INCOME (LOSS)	$(5,458,561)	$9,035,858

EARNINGS (LOSS) PER SHARE:
Basic	$(0.19)	$0.27
Diluted	$(0.19)	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,609,117
Diluted	29,626,916	29,713,312

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained earnings (deficit)		other
	Common stock		paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Total
BALANCE, October 31, 2007	29,575,761	$29,576	$4,717,506	$110,068	$(759,778)	$192,466	$4,289,838

Issuance of common stock for cash	9,375	9	26,241				26,250
Issuance of common stock for late registration penalty	41,780	42	167,078				167,120
Options issued to employees			1,599,073				1,599,073
Net income					8,081,190		8,081,190
Foreign currency translation adjustments						954,668	954,668

BALANCE, October 31, 2008	29,626,916	$29,627	$6,509,898	$110,068	$7,321,412	$1,147,134	$15,118,139

Options issued to employees			1,627,868				1,627,868
Net loss					(5,684,335)		(5,684,335)
Foreign currency translation adjustments						225,774	225,774

BALANCE, October 31, 2009	29,626,916	$29,627	$8,137,766	$110,068	$1,637,077	$1,372,908	$11,287,446

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,684,335)	$8,081,190
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,330,194	329,115
Bad debts	1,859,448	8,737
Inventory written off	467,931	163,921
Loss from disposal of equipment	3,872	334
Compensation expense for options issued to employees	1,627,868	1,599,073
Change in fair value of derivative instruments	(700,125)	(11,736,998)
Late registration penalties	—	167,120
Changes in assets and liabilities:
Accounts receivable	308,974	(3,882,644)
Other receivables	(4,096,860)	(31,088)
Inventories	(4,174,593)	(1,839,510)
Prepayments	3,886,279	(4,708,209)
Prepaid income taxes	110,473	(107,255)
Refundable taxes credit on export sales	242,269	(235,211)
Deferred expenses	—	370,609
Deferred tax assets	(337,197)	63,652
Accounts payable	5,632,308	5,658,242
Accrued liabilities	(32,025)	982,233
Customer deposits	(1,437,719)	2,171,189
Other payables	(91,588)	171,929
Taxes payable	2,843,098	181,198
Net cash provided by (used in) operating activities	1,758,272	(2,592,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(348,012)	(4,984,344)
Advances on equipment purchases	(95,640)	(363,155)
Net cash used in investing activities	(443,652)	(5,347,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	26,250
Net cash provided by financing activities	—	26,250

EFFECT OF EXCHANGE RATE CHANGES ON CASH	246,182	234,129

INCREASE (DECREASE) IN CASH	1,560,802	(7,679,493)

CASH, beginning of year	2,022,052	9,701,545

CASH, end of year	$3,582,854	$2,022,052

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$107,255

Non-cash investing and financing activity:
Value-added tax refund received on domestic equipment purchase
transferred from construction in progress to offset tax payable	$133,316	$—

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company plans to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which will expand lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under PRC laws as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”).  Perfectenergy BVI is required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to be contributed by February 28, 2010.  Due to supplementary land use restrictions, the Company is reviewing its options with regards to the Investment Agreement as well as expansion plans with existing working capital. The Company may apply for further changes in Perfectenergy Solar-Tech’s capital commitment upon expiration of Investment Agreement. As of October 31, 2009, this subsidiary was still in the development stage.

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
October 31, 2009

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

(d) Fair value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments, define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

	Carrying Value as of October 31, 2009	Fair Value at October 31, 2009
		Level 1	Level 2	Level 3
Warrant liability (note 13)	$29,563	—	—	$29,563

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period.  Except for the warrant liability, the Company did not identify any asset and liability that is required to be presented on the balance sheet at fair value in accordance with this accounting standard.

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at October 31, 2009 were translated at 6.82 RMB to $1.00 as compared to 6.83 RMB to $1.00 at October 31, 2008.  The assets and liabilities of the Company’s German subsidiary at October 31, 2009 were translated at €0.68 to $1.00 as compared to €0.77 to $1.00 at October 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the years ended October 31, 2009 and 2008 were 6.82 RMB and 7.03 RMB, respectively.  The average translation rates applied to income statement accounts of the Company’s German subsidiary for the years ended October 31, 2009 and 2008 were €0.73 to $1.00, and €0.67 to $1.00, respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

In accordance with the accounting standard regarding "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

(h) Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.    Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  At October 31, 2009 and 2008, allowance for doubtful accounts amounted to $1,861,097 and $0, respectively.

(i) Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $467,931 and $163,921 for the years ended October 31, 2009 and 2008, respectively.  As of October 31, 2009, the Company determined that no reserves are necessary.

(j) Prepayments

Prepayments are prepayments to the Company’s suppliers. Some of the Company’s suppliers require advanced payment before a delivery is made. Such prepayments are recorded in the financial statements as prepayments until delivery has occurred.

(k) Equipment and Leasehold Improvements

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term (expires on May 31, 2011)
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of October 31, 2009, the Company expects these assets to be fully recoverable.

(m) Customer deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(n) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The value added tax applied is 17% in the PRC and 19% in Germany, respectively, of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products, and payment of freight expenses can also be used to offset the VAT due on sales of the finished products.

(o) Provision for Income Taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. Under the asset and liability method as required by this accounting standard requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The Company adopted FASB’s accounting standard for Accounting for Uncertainty in Income Taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

(p) Revenue Recognition

The Company’s revenue recognition policies are in accordance with the FASB’s accounting standard.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany value-added tax at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance, and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not need maintain a provision for potential warranty cost.

(q) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses.  Shipping and handling expense of sales amounted to $435,230 and $682,166 for the years ended October 31, 2009 and 2008, respectively.

(r) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the years ended October 31, 2009 and 2008.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

(s) Research and Development Costs

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses. Research and development expenses amounted to $409,148 and $221,016 for the years ended October 31, 2009 and 2008, respectively.

(t) Earnings Per Share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Year Ended October 31,
	2009	2008

Net income (loss) for basic earnings per share	$(5,684,335)	$8,081,190

Weighted average shares used in basic computation	29,626,916	29,609,117
Diluted effect of options and warrants	-	103,195
Weighted average shares used in diluted computation	29,626,916	29,712,312

Weighted Average Earnings per share
Basic	$(0.19)	$0.27
Diluted	$(0.19)	$0.27

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

For the year ended October 31, 2009, none of the 1,218,059 options and 3,975,714 warrants potentially dilutive were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

For the year ended October 31, 2008, the average stock price was greater than the exercise prices of the 460,000 warrants and 407,169 options, which resulted in additional weighted average diluted common stock equivalents of 103,195; outstanding warrants in the amount of 3,515,714 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

(u) Stock-Based Compensation

The Company records and reports stock based compensation pursuant to FASB’s related accounting standard which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Stock compensation for stock granted to non-employees has also been determined in accordance with FASB’s related accounting standard as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Note 3 – Recently Issued Accounting Standards

In January 2009, the FASB issued an accounting standard related to Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.  The accounting standard removes its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred.  The adoption of the accounting standard did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The accounting standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The accounting standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification” or ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted the codification standards which do not have a financial impact other than references to authoritative literature incorporated herein.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. This update is effective for our first quarter 2010. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 4 – Accounts Receivable

Accounts receivable consisted of the following:
	October 31, 2009	October 31, 2008
Accounts receivable	$3,744,299	$3,880,053
Less: allowance for doubtful accounts	―	―
Total	$3,744,299	$3,880,053

At October 31, 2009 and 2008, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible.

Note 5 – Other Receivables

Other receivables consisted of the following:
	October 31, 2009	October 31, 2008
Other receivables	$6,009,704	$47.356
Less: allowance for doubtful accounts	1,861,097	―
Total	$4,148,607	$47,356

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials.  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.7 million. However, as of October 31, 2009, Sun Materials is unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI is obliged to repay the prepayments in five installments.  Sun Materials began to repay the amount in partial amounts starting in November 2009. Based on the current status, management estimated that a 50% provision (approximately $1.9 million) is necessary against the full amount; the amount was recognized in operating loss and reclassified the balance as other receivables. The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 6 – Inventories

Inventories consisted of the following:

	October 31, 2009	October 31, 2008
Raw materials	$2,992,806	$1,231,574
Finished goods	5,466,869	3,896,110
Work in progress	1,576,788	1,070,513
Supplies	22,615	3,546
Totals	$10,059,078	$6,201,743

Note 7 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $524,356 and $6,225,170 as of October 31, 2009 and 2008, respectively.

Note 8 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	October 31,	October 31,
	2009	2008
Leasehold Improvements	$1,658,986	$650,167
Transportation equipment	276,131	275,070
Machinery	6,543,213	2,311,735
Office equipment	233,870	154,070
Construction in progress	37,232	5,317,155
Totals	8,749,432	8,708,197
Less accumulated depreciation	(1,930,288)	(602,207)
Totals	$6,819,144	$8,105,990

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.

Depreciation expense for the years ended October 31, 2009 and 2008 amounted to $1,330,194 and $329,115, respectively.

Note 9 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $470,108 and $373,873 as of October 31, 2009 and 2008, respectively.

As of October 31, 2009, balance of $278,730 includes the advance payment for the land purchase by Shanghai Solar-Tech, the amount was return by the local government authority in early December 2009.

Note 10 – Late Registration Penalties

In connection with the issuance of common stock and warrants (the “Securities”) on August 8, 2007, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the Securities (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the Securities and Exchange Commission by January 5, 2008.  A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the purchase price of the Securities.  The registration statement was declared effective on March 5, 2008.  The Company owed the Investors a total of $1,079,467 as a late registration payment, which was accrued and charged to general and administrative expenses during the year ended October 31, 2008.

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, which to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of October 31, 2009, the Company paid $390,744 to the Investors and issued an aggregate 41,780 shares valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

Note 11 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees.  For the years ended October 31, 2009 and 2008, the Company made pension contributions in the amount of $165,365 and $157,971, respectively.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 12 – Shareholder’s Equity

During the fiscal year ended October 31, 2008, 9,375 shares of common shares were issued at $2.80 per share upon the exercise of stock options.

Note 13 – Derivative Instruments

In order for the Investor Warrants to be accounted for as equity, such warrants must comply with FASB’s accounting standard related to derivative instruments and hedging activities.  FASB’s accounting standard required that the Investor Warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control deemed not to be within the Company’s control, but the Investor Warrants failed such test, resulting in a classification of the Investor Warrants as derivative instrument liabilities rather than as equity instruments.  The Company allocated the proceeds received between the common stock and Investor Warrants first to the Investor Warrants based on the fair value on the date the proceeds were received with the balance to common stock. Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the year ended October 31, 2008, a gain of $11,736,998 was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date. At October 31, 2008, the fair value of the derivative instrument totaled $729,688.  For the year ended October 31, 2009, a gain of $700,125 was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At October 31, 2009, the fair value of the derivative instrument totaled $29,563.

The value of the Investor Warrants at October 31, 2009 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.05% for the Investor warrants and 0.27% for the Placement and Advisory warrants; dividend yield of 0%; and expected term of 0.27 years of the Investor Warrants and 0.77 years of the Placement and Advisory Warrants.  The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

As of October 31, 2009, the Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31, 2007	3,975,714	3,975,714	$3.68	2.59
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31,2008	3,975,714	3,975,714	$3.68	1.36
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2009	3,975,714	3,975,714	$3.68	0.36

Note 14 – Accounting for Stock-Based Compensation

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
October 31, 2009

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

Stock-based award activity during the years ended October 31, 2009 and 2008 was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2007	1,282,358	$2.80		$3,130,565
Granted	125,000	4.08		90,000
Forfeited	(189,298)	2.80		―
Exercised	(9,375)	2.80		―
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, October 31, 2009	1,208,685	$2.93	$	―

As of October 31, 2009, approximately $1.3 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 0.77 years.  As of October 31, 2009, 785,998 of the outstanding options are exercisable. Compensation expenses for the years ended October 31, 2009 and 2008 were $1,627,868 and $1,599,073, respectively.

Stock-based award as of October 31, 2009 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	7.78	744,331	$2.80	7.78
125,000	$4.08	3.25	41,667	$4.08	3.25

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Note 15 – Statutory Reserves

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

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to each of their sole shareholder, Perfectenergy BVI.  For the fiscal years ended October 31, 2009 and 2008, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

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

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the fiscal years ended October 31, 2009 and 2008.

Note 16 – Income Taxes

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
October 31, 2009

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

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate as of October 31, 2009:

	Year Ended October 31,
	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(12.5)	(12.5)
Germany income taxes	31.5	30.9
Germany income tax exemption	(0.0)	(0.0)
Other Item (a)	(44.0)	(42.6)
Effective income tax rates	0.0%	0.8%

(a)	These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities or other non-deductible expenses that are not deductible in the PRC.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

The estimated tax savings for the years ended October 31, 2009 and 2008 amounted to $0 and $43,506, respectively. There is no effect on basic and diluted earnings per share if the income tax had been applied for the years ended October 31, 2009 and 2008.

Since Perfectenergy Shanghai had an operating loss for the year ended October 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $95,105 and $17,259 as of October 31, 2009 and 2008, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax, plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $281,000 and $0 as of October 31, 2009 and 2008, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that the Company’s subsidiary, Perfectenergy GmbH, is expected to generate profits based on sales orders received for future periods.  German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the year 2009 and 2008, respectively. The estimated accumulated net operating loss carry forwards for United States income taxes amounted to $397,000 and $376,000 as of October 31, 2009 and 2008, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, between 2027 and 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at October 31, 2009 was $135,000. The net change in the valuation allowance for year ended October 31, 2009 was an increase of $7,200. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $0 as of October 31, 2009.

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Value-added and Other Taxes Payable

Value-added and other taxes payable consisted of the following:

	October 31,	October 31,
	2009	2008
Value-added taxes payable	$3,079,786	$187,195
Employee individual income tax withheld	42,052	9,495
Total	$3,121,838	$196,690

Note 17 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $1,347,547 and $1,453,983 at October 31, 2009 and 2008, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the fiscal years ended October 31, 2009 and 2008, five customers accounted for approximately 74% and 73%, respectively, of the Company's sales.  These customers accounted for approximately 59% and 69% of the Company’s accounts receivable as of October 31, 2009 and 2008, respectively.

Major Vendors

For the fiscal years ended October 31, 2009 and 2008, the Company purchased approximately 61% and 59%, respectively, of their raw materials from one major supplier-Tianjing HuanOu Semi-conductor Material Technology Co., Ltd.  The supplier represented 45% and 0% of the Company’s total accounts payable as of October 31, 2009 and 2008, respectively.

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
October 31, 2009

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

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  The following table summarizes the financial information for the Company’s revenues based on geographic area:

Geographic Area	Year Ended October 31,
	2009	2008
China	$2,666,300	$8,670,694
Germany	28,788,656	31,267,812
Spain	—	23,255,326
Other European Countries	—	466,191
Total revenues	$31,454,956	$63,660,023

Note 18 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700).   The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,553 (approximately RMB40,000).  At October 31, 2009, total future minimum lease payments under an operating lease were as follows:

Year Ended October 31	Amount
2010	$264,561
2011	120,727
Thereafter	—

See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

Total rent expense for the fiscal years ended October 31, 2009 and 2008 amounted to $316,636 and $315,038, respectively.

Long-Term Silicon Supply Agreements

To ensure a long-term supply, the Company entered into a five-year long-term supply contract with Tianjin Huan-ou Semiconductor Technology Inc., Ltd. (“Tianjin Huan-ou”) on July 20, 2008, the effectiveness of which was conditioned upon (i) Perfectenergy Shanghai making an advance payment in the aggregate amount of $14.7 million to Tianjin Huan-ou by April 20, 2009, 20% of which will be refunded by Tianjin Huan-ou to Perfectenergy Shanghai by October 31 of each year during the term of the agreement, starting in 2009; and (ii) shareholder approval by both parties.  According to the latest amendment to the agreement, the price per piece is based on the then-current market price and quantity delivery is based on mutual negotiation.  In addition, the advance payment clause under this long-term contract is being negotiated by both parties due to changes in the silicon wafer supply market.  As of October 31, 2009, the Company made $0 prepayment to the vendor but had a payable of approximately $5.3 million (RMB 36,000,000) to Tianjin Huan-ou.

Note 19 – Subsequent Events

The Company has performed an evaluation of subsequent events through January 29, 2010, which is the date the financial statements were issued.

See report of independent registered public accounting firm.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our former independent auditors, Moore Stephens Wurth Frazer and Torbet, LLP, or our current independent auditors, Frazer Frost, LLP.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are ineffective due to the material weaknesses described below under “Management’s annual report on internal control over financial reporting.”

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2009 due to the material weaknesses described below under “Management’s annual report on internal control over financial reporting,” we believe that the consolidated financial statements included in this annual report on Form 10-K correctly present our financial condition, results of operations, and cash flows for the fiscal years covered by such statements in all material respects.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of October 31, 2009, as management identified the following material weaknesses in our financial statement reporting process:

(i)	Lack of sufficient administrative and accounting support for the expansion of our German subsidiary; and

(ii)	Deficiencies in the supervision and monitoring of the preparations process of our annual financial statements, and the reviewing of such financial statements.

Our management believes that the material weaknesses identified above were the direct result of a significant increase in operating activities by our German subsidiary during the 2009 fiscal year.  We have taken the following measures to remediate these material weaknesses:

(i)
Hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of US GAAP and financial reporting disclosure pursuant to SEC rules; and

(ii)	Develop a rigorous process for collecting and reviewing information required for the preparation of financial statements.

We plan on continuing to identify and implement remedial measures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)           Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Current Management

Wennan Li, 43, has been our Chairman, Chief Executive Officer and President since August 8, 2007.  His current term as CEO and President ends on September 1, 2012.  Mr. Li is up for re-election to the Board at our 2010 annual stockholder meeting. Mr. Li has extensive experience with technological development, production management, and international marketing in the PV industry.  Mr. Li is the founder, director, and general manager of our subsidiary, Perfectenergy Shanghai, since August 2005.  From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, a leading PV company in China.  He has also served as a PV industry expert advising the Shanghai government in matters relating to the PV industry.  Mr. Li received a master’s degree in 1991 from the Management School of Shanghai Jiaotong University and a bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Xiaolin Zhuang, 38, has been our Chief Financial Officer and Secretary since February 1, 2008.  His term of office with the Company ends on January 31, 2011.  Concurrent to these positions, Mr. Zhuang serves as the Chief Financial Officer of our subsidiary, Perfectenergy Shanghai, since February 2008.  Prior to joining the Company, Mr. Zhuang served as the China Financial Controller of Synthesis Energy Systems, Inc. from April 2007 to January 2008.  From November 2003 to May 2007, Mr. Zhuang served as the Finance Manager and Group Internal Auditor Head for Jebsen & Co. (China) Ltd. & Jebsen & Co. Ltd.  Since September 1995, Mr. Zhuang has served as a member of the China Institute of Certified Public Accountants (CICPA).  Mr. Zhuang earned a bachelor’s degree in Economics in 1994 from the Shanghai University of Finance and Economics.

Diping Zhou, 42, has been our Vice President of Operations since September 1, 2008.  Her current term ends on September 1, 2012.  Ms. Zhou has extensive accounting experience, and prior to her current position, she served as our Chief Accounting Officer, Treasurer, and Secretary since August 8, 2007.  Concurrent to her position with the Company, she also serves as Vice President and an accountant for Perfectenergy Shanghai.  From 2002 through 2005, Ms. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.  Ms. Zhou received a bachelor’s degree in Accounting from Shanghai Lixin University of Commerce in 1988.  Ms. Zhou has extensive accounting experience.

Min Fan, 44, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2010 annual stockholder meeting.  Mr. Fan is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP), a Chinese-based travel services business.  He has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006.  He also served as CTRP’s Chief Operating Officer from November 2004 to January 2006, and as CTRP’s Executive Vice President from 2000 to November 2004.  Mr. Fan is also a founding stockholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator, and franchisor.  Mr. Fan obtained a master’s and bachelor’s degree from Shanghai Jiao Tong University, and studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, 52, has been a director since August 25, 2007, and she is up for re-election to the Board at our 2010 annual stockholder meeting.  Ms. Yang is one China’s leading solar energy researchers with extensive experience in solar products development and has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology since 1987.  Ms. Yang received her bachelor’s degree in 1982 and a master’s degree in 1987 in the study of Application (Macromolecule) Materials, both from East China University of Science & Technology.

Adam Roseman, 31, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2010 annual stockholder meeting.  Mr. Roseman has extensive experience in finance and management.  He is the founder and Chief Executive Officer of ARC Investment Partners, LLC and ARC China, Inc.  Previously, Mr. Roseman was an investment banker in various sectors at Lehman Brothers, Piper Jaffray, and Goldman Sachs.

Yajun Wu, 50, has been a director since November 20, 2007, and he is up for re-election to the Board at our 2010 annual stockholder meeting.  Mr. Wu serves as the Executive Vice President and Deputy Chief Financial Officer of Alcatel Shanghai Bell Co., Ltd. in Shanghai, a position that he has held since February 2003.  From July 2002 to February 2003, he was Alcatel’s Director of Credit Management.  From March 1999 to July 2002, Mr. Wu served as Vice President and Deputy Chief Financial Officer of Shanghai Bell Alcatel Mobile Communication System Co., Ltd.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers, or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the fiscal year ended October 31, 2009 were untimely filed by any executive officer, director, or greater than 10% stockholder.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, which code is attached to our annual report on Form 10-K filed with the SEC on January 26, 2009.  A copy of our code of ethics will also be provided to any person without charge upon written request sent to us at our offices.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to the Board

 There have been no material changes to the procedures by which our security holders may recommend nominees to the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended October 31, 2009, 2008, and 2007 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.  The compensation amounts reflected in the table below are expressed in U.S. Dollars based on the interbank exchange rate of RMB6.8285 for each 1.00 U.S. Dollar, on October 31, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary			Bonus		Stock Awards		Option Awards (1)			Non-Equity Incentive Compensa- tion		Non-qualified Deferred Compensa- tion Earnings		All Other Compen- sation			Total

Wennan Li,	2009		$105,400			$8,800	$	―		$565,576	(2)	$	―	$	―	$	―			$679,776
Chief Executive	2008		$106,618		$	―	$	―		$567,125	(2)	$	―	$	―	$	―			$673,743
Officer	2007		$48,552	(3)	$	―	$	―		$130,160	(2)	$	―	$	―	$	―			$178,712

Xiaolin Zhuang,	2009		$87,478			$7,320	$	―		$109,274	(4)	$	―	$	―	$	―			$204,072
Chief Financial	2008		$66,176		$	―	$	―		$81,731	(4)	$	―	$	―		$4,320	(5)		$152,227
Officer	2007	$	―		$	―	$	―	$	―		$	―	$	―	$	―		$	―

Diping Zhou,	2009		$82,090			$7,060	$	―		$274,861	(6)	$	―	$	―	$	―			$364,011
Vice President of	2008		$74,265		$	―	$	―		$273,609	(6)	$	―	$	―	$	―			$347,874
Operations	2007		$27,500	(7)	$	―	$	―		$62,795	(6)	$	―	$	―	$	―			$90,295

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

(3)
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

(4)
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

(5)	This amount includes statutory benefits under PRC laws, including pension, housing, medical, and unemployment insurance benefits.

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

Grants of Plan-Based Awards

There were no plan-based awards granted during the year ended October 31, 2009 to any named executive officer.

Employment Agreements

The Company entered into an Amended and Restated Employment Agreement with Xiaolin Zhuang on December 29, 2008 for his services as Chief Executive Officer, which agreement restated the Employment Agreement between Mr. Zhuang and Perfectenergy Shanghai dated February 1, 2008.  Under his employment agreement, Mr. Zhuang’s annual salary is RMB600,000 (approximately US$87,868).  He is entitled to a bonus equal to one months’ salary payable during the Chinese New Year holiday, which falls in either January or February of each year, following each year of service, pro-rated for 2008.  Pursuant to the employment agreement, Mr. Zhuang was issued options to purchase 125,000 shares of the Company’s common stock at $4.08 per share under the Company’s 2007 Stock Incentive Plan.  The options were granted on February 1, 2008 and expire on February 1, 2013, and they vest according to the following schedule: one-third on each of the first, second, and third anniversary of the grant date.  In the event of termination, all vested options must be exercised within six months of the termination date.  If Perfectenergy Shanghai terminates Mr. Zhuang’s employment due to (i) Mr. Zhuang’s inability to perform his duties due to a non-work related illness, (ii) Mr. Zhuang’s inability to adequately perform his duties or his unwilling to perform his duties, (iii) a corporate event such as a merger or acquisition of Perfectenergy Shanghai, or (iv) a statutory reorganization or financial difficulties of Perfectenergy Shanghai, Mr. Zhuang is entitled to one months’ salary for each year of service.   The term of the employment agreement is three years, and it may be renewed upon mutual agreement by the parties.

The Company entered into an Employment Agreement with Wennan Li, which became effective on September 2, 2008, for his services as the Company’s Chief Executive Officer.  Mr. Li’s annual salary is RMB720,000 (approximately US$105,442).  The term of the employment agreement is four years.

The Company entered into an Employment Agreement with Diping Zhou, which became effective on September 2, 2008, for her services as the Company’s Vice President of Operations.  Ms. Zhou’s annual salary is RMB576,000 (approximately US$84,358).  The term of the employment agreement is four years.

Outstanding Equity Awards as of October 31, 2009

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Wennan Li	271,516	(1)	135,758	(1)	―	$2.80	8/8/17	―	―	―	―

Xiaolin Zhuang	41,667	(2)	83,333	(2)	―	$4.08	2/1/13	―	―	―	―

Diping Zhou	130,992	(1)	65,496	(1)	―	$2.80	8/8/17	―	―	―	―

(1)	33.33% of this holder’s options vest(ed) on August 8, 2008, August 8, 2009, and August 8, 2010.
(2)	33.33% of this holder’s options vest(ed) on February 1, 2009, February 1, 2010, and February 1, 2011.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (1)			Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Wennan Li (2)	$7,300	$	―	$	―	(2)	$	―	$	―	$	―	$7,300

Min Fan	$14,640	$	―		$71,147	(3)	$	―	$	―	$	―	$85,787

Yunxia Yang	$14,640	$	―		$71,147	(4)	$	―	$	―	$	―	$85,787

Adam Roseman	$60,000	$	―		$342,997	(5)	$	―	$	―	$	―	$402,997

Yajun Wu	$14,640	$	―		$71,147	(6)	$	―	$	―	$	―	$85,787

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

(3)
Mr. Fan had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2009.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
Ms. Yang had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2009.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)
Mr. Roseman had options to purchase an aggregate 240,625 shares of our common stock outstanding as of October 31, 2009.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)
Mr. Wu had options to purchase an aggregate 50,000 shares of our common stock outstanding as of October 31, 2009.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

We compensate Min Fan, Yunxia Yang, and Yajun Wu with RMB100,000 (approximately $14,640) per annum each for their services as a director.  On November 29, 2007, Mr. Fan, Ms. Yang, and Mr. Wu each received options to purchase 50,000 shares of our common stock at $2.80 per share, of which 33.33% vests/vested on the first, second, and third year anniversary of the grant date of such options.

We are party to a three-year agreement with Adam Roseman that expires on December 20, 2010 for his services as a director, under which he receives $5,000 per month as compensation for his services.  On November 29, 2007, Mr. Roseman received options to purchase 250,000 shares of our common stock at $2.80 per share, of which 30% vested on the grant date and 70% vests on a monthly basis over a period of two years from the grant date.  Mr. Roseman is entitled to certain travel and administrative expenses in connection with his services as a director and is provided liability insurance.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2009, our Compensation Committee was comprised of Min Fan, Wennan Li, and Yunxia Yang.  Mr. Fan serves as the Chairman of the Compensation Committee.  During the fiscal year ended October 31, 2009, Mr. Li also served as an executive officer of the Company.

During the fiscal year ended October 31, 2009:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 4, 2010 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

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

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Wennan Li	6,666,735	(3)	22.30%
Min Fan	4,100,933	(4)	13.83%
Yunxia Yang	4,100,933	(5)	13.83%
Diping Zhou	202,480	(6)	*
Xiaolin Zhuang	83,333	(7)	*
Adam Roseman (8)	324,809	(8)	1.09%
Yajun Wu	33,333	(9)	*
All Executive Officers and Directors as a Group (7 persons)	15,512,556		51.77%
_______________

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

(2)	The percentage of class beneficially owned is based on 29,626,916 shares of common stock outstanding on January 4, 2010.

(3)	271,516 of these shares represent the number of shares of common stock that Wennan Li has the right to acquire upon exercise of an option granted on August 8, 2007.

(4)	33,333 of these shares represent the number of shares of common stock that Min Fan has the right to acquire upon exercise of an option granted on August 8, 2007.

(5)	33,333 of these shares represent the number of shares of common stock that Yunxia Yang has the right to acquire upon exercise of an option granted on August 8, 2007.

(6)	130,992 of these shares represent the number of shares of common stock that Diping Zhou has the right to acquire upon exercise of an option granted on August 8, 2007.

(7)	83,333 of these shares represent the number of shares of common stock Xiaolin Zhuang has the right to acquire upon exercise of an option granted on February 1, 2008.

(8)
182,293 of these shares represent the number of shares of common stock that Adam Roseman has the right to acquire upon exercise of an option granted on August 8, 2007.  142,516 of these shares are held in the name of Tapirdo Enterprises, LLC, of which Mr. Roseman is the manager and sole member. Mr. Roseman’s address is 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(9)	33,333 of these shares represent the number of shares of common stock that Yajun Wu has the right to acquire upon exercise of an option granted on August 8, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There are no related party transactions to report.

Director Independence

Our board of directors has determined that it currently has 4 members who qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq’s Marketplace Rule 5605(a)(2).  The independent directors are Min Fan, Yunxia Yang, Adam Roseman, and Yajun Wu.  All of the members of our Audit Committee qualify as independent.  All of the members of each of our Nominating and Compensation Committees qualify as independent, except for Wennan Li.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Frazer Frost, LLP (successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) served as our independent registered public accounting firm for our fiscal years ended October 31, 2009 and 2008.  The following table shows the fees that were billed for audit and other services provided by this firm during the fiscal years indicated:

	Fiscal Year Ended October 31,
	2009	2008
Audit Fees (1)	$180,000	$125,000
Audit-Related Fees (2)	―	―
Tax Fees (3)	12,000	―
All Other Fees (4)	―	―
Total	$192,000	$125,000

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

Pre-Approval Policies and Procedures of the Audit Committee

 Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended October 31, 2009, 100%, 100%, and 100% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended October 31, 2009 and 2008 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
2.1	Share Exchange Agreement between the Company, Perfectenergy International Limited, and the selling the stockholders of Perfectenergy International Limited, dated March 29, 2007 (2)
2.2
Amended and Restated Share Exchange Agreement between the Company, Perfectenergy International Limited, Crown Capital Partners, S.A., and the selling the stockholders of Perfectenergy International Limited, dated August 8, 2007 (4)

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (3)
3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (3)
3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (7)
4.1	Form of Warrant (4)
10.1	Premises Lease Agreement (English translation) (5)
10.2	Letter of Agreement from the Company to Adam Roseman, dated December 20, 2007 (6)
10.3
Approval of Extended Term of Validity of Land Purchase Confirmation issued by the Administration of Housing and Land of Minxing District, Shanghai to Perfectenergy Solar-Tech (Shanghai) Ltd., dated December 18, 2008 (English translation) (11)

10.4
Monocrystalline Silicon Modular Long Term Supply Contract between Tianjin Huan-ou Semiconductor Technology Inc. Ltd. and Perfectenergy (Shanghai) Co., Ltd., dated July 20, 2008 (English translation) (8)

10.5	Amended and Restated Employment Agreement between Xiaolin Zhuang and Perfectenergy International Limited, dated December 29, 2008 (11)
10.6	Sales Contract between Perfectenergy (Shanghai) Co., Ltd. and Proinso S.A., dated March 3, 2008 (11)
10.7	Sales Contract between Perfectenergy GmbH and Heltron GmbH, dated May 22, 2008 (11)
10.8	Lease Agreement between Shanghai Changlong Industry Co. and Perfectenergy Solar-Tech (Shanghai) Ltd., dated March 11, 2008 (English translation) (11)
10.9	Leasing Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated October 3, 2007 (English translation) (11)
10.10	Addendum of the Tenancy Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated January 25, 2008 (English translation) (11)
10.11	Employment Agreement between the Company and Wennan Li, dated January 16, 2009 and effective September 2, 2008 (11)
10.12	Employment Agreement between the Company and Diping Zhou, dated January 16, 2009 and effective September 2, 2008 (11)
10.13	Sales Contract between ABIDAS AG and Perfectenergy (Shanghai) Co., Ltd., dated January 8, 2009 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (9)
10.14
Monocrystalline Silicon Modular Long Term Supply Supplemental Agreement between Tianjin Huan-ou Semiconductor Technology Inc. Ltd. and Perfectenergy (Shanghai) Co., Ltd., dated January 21,  2009 and effective January 1, 2009 (English translation) (10)

10.15	Long Term Supply Contract between Perfectenergy (Shanghai) Co., Ltd. and Chengdu Jiayang Silicon Materials Technology Co., Ltd., dated January 8, 2010 (English translation) *
10.16	Salary Adjustment Letter for Diping Zhou, dated March 1, 2009 (13)
14.1	Code of Business Conduct and Ethics (11)
16.1	Letter from Moore Stephens Wurth Frazer and Torbet, LLP to the U.S. Securities and Exchange Commission, dated January 7, 2010 (12)
21.1	List of Subsidiaries (11)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on April 5, 2007 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on April 19, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on August 13, 2007 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(5)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.

(6)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.

(7)	Filed on March 21, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on November 5, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on January 14, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(10)	Filed on January 23, 2009 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(11)	Filed on January 26, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on January 7, 2010 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(13)	Filed on January 29, 2010 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTENERGY INTERNATIONAL LIMITED

Date: January 29, 2010	/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	January 29, 2010
Wennan Li

/s/ Xiaolin Zhuang	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	January 29, 2010
Xiaolin Zhuang

/s/ Diping Zhou	Vice President of Operations	January 29, 2010
Diping Zhou

/s/ Min Fan	Director	January 29, 2010
Min Fan

/s/ Yunxia Yang	Director	January 29, 2010
Yunxia Yang

/s/ Adam Roseman	Director	January 29, 2010
Adam Roseman

/s/ Yajun Wu	Director	January 29, 2010
Yajun Wu