Form 10-Q
period 2010-01-31
PERFECTENERGY INTERNATIONAL LTD
filed 2010-03-16
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: January 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of March 16, 2010.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JANUARY 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$3,915,619	$3,582,854
Accounts receivable	5,216,656	4,844,549
Other receivables	166,900	2,287,510
Inventories	6,264,405	10,059,078
Prepayments	75,587	452,062
Prepaid income taxes	28,365	-
Total current assets	15,667,532	21,226,053

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	7,033,857	6,819,144

OTHER ASSETS:
Other receivables - long term, net of allowance for doubtful accounts
of $1,861,097 as of January 31, 2010 and October 31, 2009	1,933,391	1,933,391
Deferred tax assets	296,434	376,105
Advances on equipment purchases	86,420	470,108
Total other assets	2,316,245	2,779,604

Total assets	$25,017,634	$30,824,801

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,389,813	$11,682,262
Accrued liabilities	976,140	1,082,397
Customer deposits	634,904	2,402,554
Other payables	538,868	1,218,741
Value-added and other taxes payable	3,123,522	3,121,838
Total current liabilities	13,663,247	19,507,792

FAIR VALUE OF DERIVATIVE INSTRUMENTS	2,702	29,563

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized,
29,626,916 shares issued and outstanding as of
January 31, 2010 and October 31, 2009	29,627	29,627
Additional paid-in capital	8,548,078	8,137,766
Statutory reserves	110,068	110,068
Retained earnings	1,393,190	1,637,077
Accumulated other comprehensive income	1,270,722	1,372,908
Total shareholders' equity	11,351,685	11,287,446

Total liabilities and shareholders' equity	$25,017,634	$30,824,801

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	January 31, 2010	January 31, 2009
REVENUES	$17,327,248	$5,393,430

COST OF REVENUES	15,613,808	7,190,860

GROSS PROFIT	1,713,440	(1,797,430)

OPERATING EXPENSES:
Selling, general and administrative	1,849,668	1,345,054
Research and development	172,830	45,351
Total operating expenses	2,022,498	1,390,405

LOSS FROM OPERATIONS	(309,058)	(3,187,835)

OTHER INCOME:
Interest expense and other bank charges	(6,674)	(10,402)
Interest income	6,484	8,713
Non-operating income	102,291	-
Change in fair value of derivative instruments	26,861	359,621
Total other income	128,962	357,932

LOSS BEFORE PROVISION FOR INCOME TAXES	(180,096)	(2,829,903)

PROVISION (BENEFIT) FOR INCOME TAXES	63,791	(304,677)

NET LOSS	(243,887)	(2,525,226)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(102,186)	118,399

COMPREHENSIVE LOSS	$(346,073)	$(2,406,827)

EARNINGS PER SHARE:
Basic	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916
Diluted	29,626,916	29,626,916

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	January 31, 2010		January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(243,887)		$(2,525,226)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation		212,132		111,695
Bad debt expense		267,115		-
Inventory written off		-		391,485.00
Compensation expense for options issued to employees		410,312		410,312
Change in fair value of derivative instruments		(26,861)		(359,621)
Late registration penalties		-		-
Changes in assets and liabilities:
Accounts receivable		(812,816)		2,000,047
Other receivables		2,119,513		14,851
Inventories		3,453,943		(447,443)
Prepayments		379,323		(429,937)
Prepaid income taxes		(33,294)		(240,348)
Deferred tax assets		63,790		(304,677)
Accounts payable		(3,252,905)		1,205,339
Accrued liabilities		(119,198)		(28,967)
Customer deposits		(1,703,147)		(361,999)
Other payables		(663,651)		(94,828)
Taxes payable		190,382		(189,084)
Net cash provided by (used in ) operating activities		240,751		(848,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements		(431,680)		(7,973)
Advances on equipment purchases		383,558		-
Net cash used in investing activities		(48,122)		(7,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH		140,136		140,483

INCREASE IN CASH		332,765		(715,891)

CASH, beginning of period		3,582,854		2,022,052

CASH, end of period		$3,915,619		$1,306,161

Supplemental disclosures:
Interest paid	$		$
Income taxes paid		$28,355	$

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable tax credit		$-		$61,075

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which would have expanded lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China (“PRC” or “China”) as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”).  Perfectenergy BVI was required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to have been contributed by February 28, 2010.  Due to supplementary land use restrictions, the Company is reviewing its options with regards to the Investment Agreement  and is in the process of applying for a reduction in Perfectenergy Solar-Tech’s required registered capital.

(b) Basis of Presentation and Principles of Consolidation

The consolidated financial statements reflect the activities of the Company and its wholly owned subsidiaries, Perfectenergy BVI, Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech.

All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net income. The accompanying consolidated financial statements are in U.S. dollars and include PFGY and each of its wholly owned subsidiaries.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements.  Management must apply significant judgment.  Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

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

(d) Fair value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments, define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology, which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

	Carrying Value as of January 31, 2010	Fair Value at January 31, 2010 (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liability (See Note 11)	$2,702	-	-	$2,702

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

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at January 31, 2010 were translated at 6.82 RMB to $1.00 as compared to 6.82 RMB to $1.00 at October 31, 2009.  The assets and liabilities of the Company’s German subsidiary at January 31, 2010 were translated at €0.72 to $1.00 as compared to €0.68 to $1.00 at October 31, 2009.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended January 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB, respectively.  The average translation rates applied to income statement accounts of the Company’s German subsidiary for the years ended January 31, 2010 and 2009 were €0.69 to $1.00, and €0.75 to $1.00, respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
January 31, 2010
(UNAUDITED)

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

(h) Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.  Due to the passage of time, advanced payment to be refunded by the Company’s suppliers has been reclassified as a non-current asset.  Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  At January 31, 2010 and October 31, 2009, allowance for doubtful accounts amounted to $1,861,097 and $1,861,097, respectively.

(i) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $0 and $391,485 for the three months ended January 31, 2010 and 2009, respectively.

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
January 31, 2010
(UNAUDITED)

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term (expires on May 31, 2011)
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of January 31, 2010, the Company expects these assets to be fully recoverable.

(m) Customer Deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(n) Other Payables

Other payables consist of balances due to vendors and advances from export agents. These advances are short term in nature, non-interest bearing, and are normally due within three months. Settlements for the balances are in cash. As of January 31, 2010 and October 31, 2009, advances from export agents amounted to $387,000 and $1,100,000, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

(o) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The VAT applied is 17% in the PRC and 19% in Germany, respectively, of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

(p) Provision for Income Taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. Under the asset and liability method as required by this accounting standard, the Company must recognize deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

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

(q) Revenue Recognition

The Company’s revenue recognition policies are in accordance with the FASB’s accounting standard.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not maintain a provision for potential warranty cost.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

(r) Shipping and Handling

Costs related to shipping and handling of the products sold are included in selling, general, and administrative expenses.  Shipping and handling expense of sales amounted to $182,288 and $132,044 for the three months ended January 31, 2010 and 2009, respectively.

(s) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the three months ended January 31, 2010 and 2009.

(t) Research and Development Costs

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses. Research and development expenses amounted to $172,830 and $45,351 for the three months ended January 31, 2010 and 2009, respectively.

(u) Earnings per Share

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended January 31,
	2009	2008
	(Unaudited)
Net income (loss) for basic earnings per share	$(243,887)	$(2,525,226)

Weighted average shares used in basic computation	29,626,916	29,626,916
Diluted effect of options and warrants	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.09)

For the three months ended January 31, 2010 and 2009, none of the 1,218,059 options and 3,975,714 warrants issued and outstanding were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

(v) Stock-Based Compensation

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

Note 2 – Recently Issued Accounting Standards

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
January 31, 2010
(UNAUDITED)

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

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	January 31, 2010	October 31, 2009
	(Unaudited)
Accounts receivable	$5,216,656	$4,844,549
Less: allowance for doubtful accounts	―	―
Total	$5,216,656	$4,844,549

For the three months ended January 31, 2010 and 2009, the Company directly wrote off approximately $267,000 and $0, respectively, of uncollectible accounts receivable.  Management believes the remaining accounts balances were considered to be collectible.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Note 4 – Other Receivables

Other receivables consisted of the following:

	January 31, 2010	October 31, 2009
	(Unaudited)
Other receivables - Current	$166,900	$2,287,510
Other receivables - Noncurrent	3,794,488	3,794,488
Less: allowance for doubtful accounts	(1,861,097)	(1,861,097)
Total	$2,100,291	$4,220,901

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials.  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.7 million. However, as of January 31, 2010, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI is obliged to repay the prepayments in five installments.  Regus BVI began to repay the amount in partial amounts starting in November 2009.  The repayment was not in accordance with the terms established in the repayment agreement.  The Company and other parties involved are in the processing of filing a lawsuit against Regus BVI.  Based on the current status, management estimated that a 50% provision (approximately $1.9 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.  Due to the passage of time, the Company reclassified the balance as a non-current asset.

Note 5 – Inventories

Inventories consisted of the following:

	January 31, 2010	October 31, 2009
	(Unaudited)
Raw materials	$746,592	$2,992,806
Finished goods	4,300,866	5,466,869
Work in progress	1,197,584	1,576,788
Supplies	19,363	22,615
Total	$6,264,405	$10,059,078

Note 6 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $75,587 and $452,062 as of January 31, 2010 and October 31, 2009, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	January 31, 2010	October 31, 2009
	(Unaudited)
Leasehold Improvements	$1,785,726	$1,658,986
Transportation equipment	281,757	276,131
Machinery	6,888,038	6,543,213
Office equipment	215,474	233,870
Construction in progress	5,105	37,232
Total	9,176,100	8,749,432
Less: accumulated depreciation	(2,142,243)	(1,930,288)
Total	$7,033,857	$6,819,144

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.

Depreciation expense for the three months ended January 31, 2010 and 2009 amounted to $212,132 and $111,695, respectively.

Note 8 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $86,420 and $470,108 as of January 31, 2010 and October 31, 2009, respectively.

As of October 31, 2009, the balance of $278,730 includes an advance payment for land purchased by Perfectenergy Solar-Tech, which amount was returned by the local governmental authority in early December 2009.

Note 9 – Late Registration Penalties

In connection with the issuance of common stock and warrants (“Investor Warrants,” and together with the common stock, the “Securities”) on August 8, 2007, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the Securities (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the Securities and Exchange Commission by January 5, 2008.  A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the purchase price of the Securities.  The registration statement was declared effective on March 5, 2008.  The Company owed the Investors a total of $1,079,467 as a late registration payment, which was accrued and charged to general and administrative expenses during the year ended October 31, 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of January 31, 2010, the Company paid $390,744 to the Investors and issued an aggregate 41,780 shares valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

Note 10 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees.  For each of the three months ended January 31, 2010 and 2009, the Company made pension contributions in the amount of $62,763 and $61,786.

Note 11 – Derivative Instruments

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

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the three months ended January 31, 2010 and 2009, a gain of $26,861 and $359,621, respectively, was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At January 31, 2010 and October 31, 2009, the fair value of the derivative instrument totaled $2,702 and 29,563, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

The value of the Investor Warrants at January 31, 2010 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.02% for the Investor Warrants and 0.15% for warrants issued as Placement and Advisory Warrants in the Company’s 2008 private placement offering; dividend yield of 0%; and expected term of 0.02 years of the Investor Warrants and 0.52 years of the Placement and Advisory Warrants.  The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

As of January 31, 2010, the Company had warrants as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, October 31,2008	3,975,714	3,975,714	$3.68	1.36
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2009	3,975,714	3,975,714	$3.68	0.36
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, January 31, 2010 (Unaudited)	3,975,714	3,975,714	$3.68	0.11

Note 12 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  Options are generally vested on an annual basis over the three years following the date of grant.  During the ten months ended October 31, 2007, under the Stock Incentive Plan, the Company issued 1,282,358 options to the employees and the directors of the Company, of which 164,298 options were cancelled in December 2007 and 25,000 were cancelled in March 2008.  On February 1, 2008, the Company issued 125,000 options to the Company’s Chief Financial Officer.  The maximum contractual term is 10 years except for those issued on February 1, 2008.  No additional options have been issued since 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued.  The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy.  The value of the options was based on the Company’s common stock price on the date each option was granted. Because the Company does not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of each option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Stock-based award activity during the years ended October 31, 2009 and 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, October 31, 2009	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, January 31, 2010 (Unaudited)	1,208,685	$2.93	$	―

As of January 31, 2010, approximately $0.9 million of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately $0.52 years.  As of January 31, 2010, 986,000 of the outstanding options are exercisable. Compensation expenses for the three months ended January 31, 2010 and 2009 were $410,312 and $410,312, respectively.

Stock-based award as of January 31, 2010 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	7.53	922,458	$2.80	7.53
125,000	$4.08	3.00	63,542	$4.08	3.00

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Note 13 – Statutory Reserves

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

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to each of their sole shareholder, Perfectenergy BVI.  For the three months ended January 31, 2010 and 2009, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

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

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the three months ended January 31, 2010 and 2009.

Note 14 – Income Taxes

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
January 31, 2010
(UNAUDITED)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES’s”) and Foreign Invested Enterprises (“FIEs”).  The key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES’s and FIEs, except for high tech companies that pay a reduced rate of 15%; and

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of 5 years or until the end of the tax holiday term, whichever is sooner.

Perfectenergy Shanghai was established on July 8, 2005 as a wholly owned subsidiary of the Company, a foreign enterprise in the PRC.  Thus, Perfectenergy Shanghai was granted an income tax exemption for the years ended December 31, 2006 and 2005, was entitled to a 50% reduction of the income tax rate of 33% for 2007 (or a rate of 16.5%), and was entitled to a 50% reduction of the income tax rate of 25% for 2008 and 2009 (or a rate of 12.5%).

On January 1, 2008, Perfectenergy Shanghai received the high technology certification from the tax authority.  The certification allows the Company to receive the 15% preferential income tax rate for a period of three years from January 1, 2008 to December 31, 2010.  Because of the lower tax rate, the Company continued to follow the status of a foreign enterprise in 2009 and 2008.  In 2010, the Company will exercise the 15% preferential income tax rate.

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate as of January 31, 2010:

	Three Months Ended January 31,
	2010	2009
	(Unaudited)	(Unaudited)
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(10.0)	(12.5)
Germany income taxes	31.5	30.9
Germany income tax exemption	(0.0)	(0.0)
Other Item (a)	(46.5)	(32.6)
Effective income tax rates	0.0%	10.8%

(a)	These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities or other non-deductible expenses that are not deductible in the PRC.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Since Perfectenergy Shanghai had an operating loss for the year ended October 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $70,478 and $90,105 as of January 31, 2010 and October 31, 2009, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $225,956 and $281,000 as of January 31, 2010 and October 31, 2009, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that Perfectenergy GmbH is expected to generate profits based on sales orders received for future periods.  German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the year 2009 and 2008, respectively. The estimated accumulated net operating loss carryforwards for U.S. income taxes amounted to $397,000 and $397,000 as of January 31, 2010 and October 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, between 2027 and 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The valuation allowance at January 31, 2010 was $135,000. The net change in the valuation allowance for the three months ended January 31, 2010 was $0.  Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $0 as of January 31, 2010.  Should the Company have any undistributed earnings, such earnings will be included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  No provision will be made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concludes that such earnings will be remitted in the future.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Value Added and Other Taxes Payable

Value added and other taxes payable consisted of the following:

	January 31, 2010	October 31, 2009
	(Unaudited)
Value added taxes payable	$3,108,902	$3,079,786
Employee individual income tax withheld	14,620	42,052
Total	$3,123,522	$3,121,838

Note 15 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $1,253,178 and $1,347,547 at January 31, 2010 and October 31, 2009, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the three months ended January 31, 2010 and 2009, five customers accounted for approximately 77% and 82%, respectively, of the Company’s sales. These customers accounted for approximately 28% and 99% of the Company’s accounts receivable as of January 31, 2010 and 2009, respectively.

Major Vendors

For the three months ended January 31, 2010 and 2009, the Company purchased approximately 58% and 78%, respectively, of their raw materials from three major suppliers.  These suppliers represented 0% and 56% of the Company’s total accounts payable as of January 31, 2010 and 2009, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Political and Economic Risk

The Company's major operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal circumstances in the PRC and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among other things, the political, economic, and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  Perfectenergy GmbH remains a sales branch and does not maintain its own supply channel.  The following table summarizes the financial information for the Company’s revenues and long-lived assets based on geographic area:

Net revenues:	Three Months Ended January 31,
	2010	2009
	(Unaudited)	(Unaudited)
China	$286,569	$1,065,936
Germany	17,040,679	4,327,494
Total revenues	$17,327,248	$5,393,430

Long-lived assets:	January 31, 2010	October 31, 2009
	(Unaudited)
China	$6,962,223	$6,738,571
Germany	71,634	80,573
Total long-lived assets	$7,033,857	$6,819,144

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(UNAUDITED)

Note 16 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700).   The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech that expired March 14, 2010 and had a monthly rent of $5,553 (approximately RMB40,000).  The Company is in the process of negotiating a new lease agreement with terms comparable to the prior lease agreement   At January 31, 2010, total future minimum lease payments under an operating lease were as follows:
Amount
Nine months ended October 31, 2010	$184,343
Year ended October 31, 2011	120,903
Thereafter	-

Total rent expense for the three months ended January 31, 2010 and 2009 amounted to $81,667 and $66,142, respectively.

Long-Term Silicon Supply Agreements

On January 8, 2010, Perfectenergy Shanghai entered into a long-term supply contract with Chengdu Jiayang Silicon Materials Technology Co., Ltd. (“Chengdu”) under which Perfectenergy Shanghai must purchase from Chengdu $1 million silicon wafers in 2010, 1.2 million silicon wafers in 2011, and $1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers will be based on market conditions.

Note 17 – Subsequent Events

The Company has performed an evaluation of subsequent events the date the financial statements were issued.

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

Our principal offices are located at No. 479 You Dong Road, Xinzhuang Town, Shanghai 201100, People’s Republic of China.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis is based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Note 1 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $0 and $391,485 for the three months ended January 31, 2010 and 2009, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the FASB’s accounting standard.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2010.  As such, the Company does not maintain a provision for potential warranty cost.

Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments, define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology, which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

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

Research and Development

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses.  The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses. Research and development expenses amounted to $172,830 and $45,351 for the three months ended January 31, 2010 and 2009, respectively.

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

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2010 and January 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended January 31, 2010	% of Revenues	Three Months Ended January 31, 2009	% of Revenues
Revenues	$17,327,248	100.0%	$5,393,430	100.0%

Cost of Revenues	15,613,808	90.1%	7,190,860	133.3%

Gross Profit (Loss)	1,713,440	9.9%	(1,797,430)	(33.3)%

Selling, General, and Administrative Expenses	1,849,668	10.7%	1,345,054	24.9%

Research and Development	172,830	1.0%	45,351	0.8%

Loss from Operations	(309,058)	(1.8)%	(3,187,835)	(59.1)%

Other Income (Expense)	128,962	0.7%	357,932	6.6%

Income (Loss) Before Provision for Income Taxes	(180,096)	(1.0)%	(2,829,903)	(52.5)%

Provision for Income Taxes	63,791	0.4%	(304,677)	(5.6)%

Net Income (Loss)	(243,887)	(1.4)%	(2,525,226)	(46.8)%

Foreign Currency Translation Adjustment	(102,186)	(0.6)%	118,399	2.2%

Comprehensive Income (Loss)	(346,073)	(2.0)%	(2,406,827)	(44.6)%

Revenues.  Our revenues include revenues from sales of solar cells and solar modules.  During the three months ended January 31, 2010, we had revenues of approximately $17.3 million compared to revenues of approximately $5.4 million for the three months ended January 31, 2009, an increase of 220%.  This increase is attributable to increased sales orders from both new and existing customers in European market as a result of continuous marketing efforts throughout the period.

Cost of Revenues.  Cost of revenues for the three months ended January 31, 2010 increased to approximately $15.6 million from approximately $7.2 million for the three months ended January 31, 2009, an increase of 117%.  This increase is due to a 220% increase in revenues between the periods as well as a 60% reduction in the cost of silicon wafers compared to the same period last year.

Gross Profit (Loss).  Gross profit was approximately $1.7 million for the three months ended January 31, 2010 as compared to gross loss of approximately $1.8 million for the three months ended January 31, 2009, representing a gross margin of 10% in 2010 and a negative gross margin of 33% in 2009.  The increase in gross profit was primarily due to a decrease in raw material costs offset by falling PV module prices. The cost of silicon wafers decreased by approximately 60% compared to the same period last year, while module sales prices decreased approximately 50% compared to the same period last year. This increase in gross profits is also attributed to cost savings measures taken in our production process.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $1.8 million for the three months ended January 31, 2010 compared to approximately $1.3 million for the three months ended January 31, 2009, an increase of 38%.  The increase is primarily attributable to increased selling expenses related to expanded sales activities such as transportation and travel and the writing-off of bad debt in the amount of $267,000 due to a customer claim.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $172,830 for the three months ended January 31, 2010 compared to $45,351 for the three months ended January 31, 2009.  The 281% increase between the two periods is attributable to more extensive R&D activities carried out during our more recent first quarter and an accelerated certification process for our new products during the same period.

Other Income (Expense).  We had other income of $128,962 for the three months ended January 31, 2010 compared to other income of $357,932 for the three months ended January 31, 2009.  The source of other income for both periods is the positive impact from the changes in the value of our issued and outstanding warrants.  The decrease in other income between the periods was a translation gain in the first quarter of our 2010 fiscal year.

Net Income (Loss).  Our net loss for the three months ended January 31, 2010 was approximately $0.2 million compared to net loss of approximately $2.5 million for the three months ended January 31, 2009.  The decrease in net loss is attributable to an improved gross margin on our module sales offset incrementally by increased selling expenses and the writing-off of bad debt during our more recent first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Three Months Ended January 31, 2010

Net cash provided by operating activities was $240,751 during the three months ended January 31, 2010, while net cash used in operating activities was $848,401 during the three months ended January 31, 2009.  The increase in net cash flow from operating activities during the periods was mainly due to better control of our working capital (including both accounts receivable and inventory) and a new credit structure in the solar products industry, which includes a decrease in prepayments and accounts payable as well as cash received as customer deposits.

Net cash used in investing activities was $48,122 during the three months ended January 31, 2010, while net cash used in invested activities was $7,973 during the three months ended January 31, 2009.  Uses of cash in investing activities included equipment purchases and costs associated with construction in progress.  The decrease in net cash flow from investing activities between the two periods is attributed to reduced spending on equipment during the period.

There was no cash provided by or used in financing activities during the three months ended January 31, 2010 and 2009.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.  As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI was required to contribute $20 million to the registered capital of Perfectenergy Solar-Tech, of which $4 million has been contributed with the remaining $16 million to have been contributed by February 28, 2010, but which remaining $16 million has not been contributed to date.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech was to pay the local PRC land bureau approximately $2.71 million.  We paid $0.28 million of the $2.71 million during the fiscal year ended October 31, 2008 and made no additional payments since then.  Due to supplementary land use restrictions, we submitted an application to the local PRC land bureau to cancel the project and requested a refund of our advanced payment of $0.28 million for the land.  In early December 2009, we received a refund of the entire advanced payment from the local PRC land bureau.   While in negotiations with Science Park to revise terms of the Investment Agreement, we are currently in the process of applying for a reduction in Perfectenergy Solar-Tech’s required registered capital, and our capital commitment will be adjusted accordingly based on the approval, if any, from the local authority. With such restructuring, we will have a reduced capital commitment and more flexible organizational structure for future operations.

Capital Resources

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

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.  We are in the process of implementing the following measures to remediate these material weaknesses: (a)hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and  (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.  We plan on continuing to identify and implement remedial measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Other Information

(a) On January 8, 2010, Perfectenergy Shanghai entered into a long-term supply contract with Chengdu Jiayang Silicon Materials Technology Co., Ltd. (“Chengdu”) under which Perfectenergy Shanghai must purchase from Chengdu 1 million silicon wafers in 2010, 1.2 million silicon wafers in 2011, and 1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers will be based on market conditions.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 5. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 (2)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and effective on April 16, 2007 (2)

3.5	Certificate of Change filed with the Secretary of State of Nevada on March 6, 2008 and effective March 17, 2008 (3)

10.1	Long Term Supply Contract between Perfectenergy (Shanghai) Co., Ltd. and Chengdu Jiayang Silicon Materials Technology Co., Ltd., dated January 8, 2010 (English translation) (4)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on April 19, 2007 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 21, 2008 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4)	Filed on January 29, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: March 16, 2010	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2010	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Financial Officer)