Form 10-Q
period 2010-04-30
PERFECTENERGY INTERNATIONAL LTD
filed 2010-06-14
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of June 14, 2010.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 30, 2010

		Page
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION		1

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of April 30, 2010 (unaudited) and October 31, 2009	F-1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended April 30, 2010 and 2009 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the Three Months and Six Months Ended April 30, 2010 and 2009 (unaudited)	F-3

	Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II	OTHER INFORMATION	8

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		10

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The consolidated financial statements as of and for the three months and six months ended April 30, 2010 and 2009 commence on the following page.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2010	2009
	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$5,587,209	$3,582,854
Accounts receivable	6,751,460	4,844,549
Other receivables	1,227,724	2,287,510
Inventories	8,727,718	10,059,078
Prepayments	413,436	524,356
Prepaid income taxes	28,365	-
Total current assets	22,735,912	21,298,347

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	6,607,701	6,819,144

OTHER ASSETS:
Other receivables - long term, net of allowance for doubtful accounts of $1,861,097 as of April 30, 2010 and October 31, 2009	1,861,097	1,861,097
Deferred tax assets	80,636	376,105
Advances on equipment purchases	262,429	470,108
Total other assets	2,204,162	2,707,310

Total assets	$31,547,775	$30,824,801

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,926,687	$11,682,262
Accrued liabilities	821,542	1,082,397
Customer deposits	477,500	2,402,554
Other payables	674,437	1,218,741
Value-added and other taxes payable	4,579,867	3,121,838
Total current liabilities	20,480,033	19,507,792

FAIR VALUE OF DERIVATIVE INSTRUMENTS	208	29,563

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of April 30, 2010 and October 31, 2009	29,627	29,627
Additional paid-in capital	8,945,820	8,137,766
Statutory reserves	110,068	110,068
Retained earnings	672,912	1,637,077
Accumulated other comprehensive income	1,309,107	1,372,908
Total shareholders' equity	11,067,534	11,287,446

Total liabilities and shareholders' equity	$31,547,775	$30,824,801

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
REVENUES	$19,142,768	$5,014,208	$36,470,016	$10,407,638

COST OF REVENUES	17,184,406	5,507,313	32,798,214	12,698,173

GROSS PROFIT	1,958,362	(493,105)	3,671,802	(2,290,535)

OPERATING EXPENSES:
Selling, general and administrative	2,239,732	1,240,331	4,089,400	2,585,385
Research and development	74,306	127,196	247,136	172,547
Total operating expenses	2,314,038	1,367,527	4,336,536	2,757,932

LOSS FROM OPERATIONS	(355,676)	(1,860,632)	(664,734)	(5,048,467)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(9,658)	(926)	(16,332)	(1,892)
Interest income	8,688	17,358	15,172	16,635
Non-operating income (expense)	(16,817)	1,691	85,474	1,691
Change in fair value of derivative instruments	2,494	240,201	29,355	599,822
Total other income (expense)	(15,293)	258,324	113,669	616,256

LOSS BEFORE PROVISION FOR INCOME TAXES	(370,969)	(1,602,308)	(551,065)	(4,432,211)

PROVISION (BENEFIT) FOR INCOME TAXES	349,309	(37,242)	413,100	(341,919)

NET LOSS	(720,278)	(1,565,066)	(964,165)	(4,090,292)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	38,385	(26,762)	(63,801)	91,637

COMPREHENSIVE LOSS	$(681,893)	$(1,591,828)	$(1,027,966)	$(3,998,655)

EARNINGS PER SHARE:
Basic	$(0.02)	$(0.05)	$(0.03)	$(0.14)
Diluted	$(0.02)	$(0.05)	$(0.03)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916	29,626,916	29,626,916
Diluted	29,626,916	29,626,916	29,626,916	29,626,916

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	April 30, 2010	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(964,165)	$(4,090,292)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	663,277	214,879
Bad debt expense	258,053	-
Recovery on obsolete inventory	(152,597)	391,566
Loss on disposal	11,375
Compensation expense for options issued to employees	808,054	807,244
Change in fair value of derivative instruments	(29,355)	(599,822)
Late registration penalties	-	-
Changes in assets and liabilities:
Accounts receivable	(2,606,732)	937,687
Other receivables	1,058,943	14,854
Inventories	802,616	(629,911)
Prepayments	184,534	1,510,443
Prepaid income taxes	(108,727)	(285,977)
Deferred tax assets	281,864	(341,919)
Accounts payable	2,293,680	2,030,582
Accrued liabilities	(245,130)	(614)
Customer deposits	(1,788,723)	(1,055,595)
Other payables	(557,953)	(20,247)
Value-added and other taxes payable	1,828,943	(53,152)
Net cash provided by (used in ) operating activities	1,737,957	(1,170,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(473,297)	(133,911)
Advances on equipment purchases	207,636	(11,690)
Net cash used in investing activities	(265,661)	(145,601)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	532,059	70,835

INCREASE (DECREASE) IN CASH	2,004,355	(1,245,040)

CASH, beginning of period	3,582,854	2,022,052

CASH, end of period	$5,587,209	$777,012

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$28,355	$-

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable tax credit	$-	$61,088

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which would have expanded lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China (“PRC” or “China”) as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”).  Perfectenergy BVI was required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to have been contributed by February 28, 2010.  Due to supplementary land use restrictions, the Company requested and obtained, on June 2, 2010, initial approval from the local authority for a reduction in Perfectenergy Solar-Tech’s required registered capital from $20 million to $4 million.  Remaining procedures are underway and are expected to be completed within the next few months..

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

Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the full year ending October 31, 2010.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

	Carrying Value as of April 30, 2010	Fair Value at April 30, 2010 (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liability (See Note 11)	$208	-	-	$208

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

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at April 30, 2010 were translated at 6.82 RMB to $1.00 as compared to 6.82 RMB to $1.00 at October 31, 2009. The assets and liabilities of the Company’s German subsidiary at April 30, 2010 were translated at €0.76 to $1.00 as compared to €0.68 to $1.00 at October 31, 2009.  Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the three months ended April 30, 2010 and 2009 were 6.82 RMB and 6.83 RMB, respectively. The average translation rates applied to income and cash flow statement accounts of the Company’s Chinese subsidiaries for the six months ended April 30, 2010 and 2009 were 6.82 RMB and 6.83 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s German subsidiary for the three months ended April 30, 2010 and 2009 were €0.74 to $1.00 and €0.77 to $1.00, respectively. The average translation rates applied to income and cash flow statement accounts of the Company’s German subsidiary for the six months ended April 30, 2010 and 2009 were €0.71 and €0.76, respectively. For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

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

(h) Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.  Due to the passage of time, advanced payment to be refunded by the Company’s suppliers has been reclassified as a non-current asset.  Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  At April 30, 2010 and October 31, 2009, allowance for doubtful accounts amounted to $1,861,097.

(i) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $0 and $391,566 for the six months ended April 30, 2010 and 2009, respectively, and $0 for the three months ended April 30, 2010 and 2009.

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
April 30, 2010
(UNAUDITED)

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term (expires on May 31, 2011)
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of April 30, 2010, the Company expects these assets to be fully recoverable.

(m) Customer Deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(n) Other Payables

Other payables consist of balances due to vendors and advances from export agents. These advances are short term in nature, non-interest bearing, and are normally due within three months. Settlements for the balances are in cash. As of April 30, 2010 and October 31, 2009, advances from export agents amounted to $586,800 and $1,100,000, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
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

The Company adopted FASB’s accounting standard for Accounting for Uncertainty in Income Taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes were incurred during the three months ended March 31, 2010 and 2009.  The accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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
April 30, 2010
(UNAUDITED)

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

(r) Shipping and Handling

Costs related to shipping and handling of the products sold are included in selling, general, and administrative expenses.  Shipping and handling expense of sales amounted to $1,024,356 and $141,644 for the six months ended April 30, 2010 and 2009, respectively, and $842,068 and $9,600 for the three months ended April 30, 2010 and 2009, respectively.

(s) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the three and six months ended April 30, 2010 and 2009.

(t) Research and Development Costs

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses. The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses. Research and development expenses amounted to $247,136 and $172,547 for the six months ended April 30, 2010 and 2009, respectively, and $74,306 and $127,196 for the three months ended April 30, 2010 and 2009, respectively.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation:
	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net loss for basic earnings per share	$(720,278)	(1,565,066)	$(964,165)	(4,090,292)

Weighted average shares used in basic computation	29,626,916	29,626,916	29,626,916	29,626,916
Diluted effect of options and warrants	-	-	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.02)	(0.05)	$(0.03)	(0.14)
Diluted	$(0.02)	(0.05)	$(0.03)	(0.14)

For the three and six months ended April 30, 2010, none of the 1,408,685 options and 690,000 warrants issued and outstanding was included in the calculation of diluted earnings per share since their effect would be anti-dilutive.  For the three and six months ended April 30, 2009, none of the 1,208,685 options and 3,975,714 warrants issued and outstanding was included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:
	April 30, 2010	October 31, 2009
	(Unaudited)
Accounts receivable	$6,751,460	$4,844,549
Less: allowance for doubtful accounts	―	―
Total	$6,751,460	$4,844,549

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

For the six months ended April 30, 2010 and 2009, the Company directly wrote off approximately $260,000 and $0, respectively, of uncollectible accounts receivable.  For the three months ended April 30, 2010 and 2009, none of uncollectible accounts receivable were written off.  Management believes the remaining accounts balances were considered to be collectible.

Note 4 – Other Receivables

Other receivables consisted of the following:
	April 30, 2010	October 31, 2009
	(Unaudited)
Other receivables - Current	$1,227,724	$2,287,510
Other receivables - Noncurrent	3,722,194	3,722,194
Less: allowance for doubtful accounts	(1,861,097)	(1,861,097)
Total	$3,088,821	$4,148,607

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials. In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.7 million. However, as of April 30, 2010, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI is obligated to repay the prepayments in five installments. Regus BVI began repayment in the amount in partial amounts starting in November 2009. The repayment was not in accordance with the terms established in the repayment agreement. The Company and other parties involved are in the processing of filing a lawsuit against Regus BVI. Management currently estimates that a 50% provision (approximately $1.9 million) is necessary against the full amount. The Company will continue to assess the collectability and make any necessary adjustments. Due to the passage of time, the Company reclassified the balance as a non-current asset.

Note 5 – Inventories

Inventories consisted of the following:
	April 30, 2010	October 31, 2009
	(Unaudited)
Raw materials	$1,253,323	$2,992,806
Finished goods	6,630,216	5,466,869
Work in progress	828,057	1,576,788
Supplies	16,122	22,615
Total	$8,727,718	$10,059,078

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Note 6 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $413,436 and $524,356 as of April 30, 2010 and October 31, 2009, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	April 30, 2010	October 31, 2009
	(Unaudited)
Leasehold Improvements	$1,777,878	$1,658,986
Transportation equipment	296,342	276,131
Machinery	6,873,676	6,543,213
Office equipment	208,718	233,870
Construction in progress	-	37,232
Total	9,156,614	8,749,432
Less: accumulated depreciation	(2,548,913)	(1,930,288)
Total	$6,607,701	$6,819,144

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.

Depreciation expense for the six months ended April 30, 2010 and 2009 amounted to $663,277 and $214,879, respectively, and for the three months ended April 30, 2010 and 2009 amounted to $451,145 and $103,184, respectively.

Note 8 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $262,429 and $470,108 as of April 30, 2010 and October 31, 2009, respectively.

As of October 31, 2009, the balance of $470,108 includes an advance payment of $278,730 for land purchased by Perfectenergy Solar-Tech, which amount was returned by the local governmental authority in early December 2009.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of April 30, 2010, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress, and the expected final payment date is pending by our Board of Directors.

Note 10 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees. T he Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of current employees.  For the six months ended April 30, 2010 and 2009, the Company made pension contributions in the amount of $116,289 and $104,450, respectively, and $53,526 and $42,664 for the three months ended April 30, 2010 and 2009, respectively.

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
April 30, 2010
(UNAUDITED)

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the six months ended April 30, 2010 and 2009, a gain of $29,355 and $599,822, respectively, and for the three months ended April 30, 2010 and 2009, a gain of $2,494 and $240,201, respectively, was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At April 30, 2010 and October 31, 2009, the fair value of the derivative instrument totaled $208 and 29,563, respectively.

The value of the warrants at April 30, 2010 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 70%; risk free interest rate of 0.16%; dividend yield of 0%; and expected term of 0.27 years.  The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

As of April 30, 2010, the Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31,2008	3,975,714	3,975,714	$3.68	1.36
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2009	3,975,714	3,975,714	$3.68	0.36
Granted	―	―	―	―
Forfeited	(3,285,714)	(3,285,714)	―	―
Exercised	―	―	―	―
Balance, April 30, 2010 (Unaudited)	690,000	690,000	$3.13	0.27

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Note 12 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  Options are generally vested on an annual basis over the three years following the date of grant and expire after ten years.

On April 7, 2010, the Company granted a total of 200,000 stock options to three executives and four directors at $0.20 per share.  The shares were valued at the market price on the date of grant.  The estimated fair value of stock options granted was $0.19 per share.  The fair value of the options was estimated on the date of grant using a Black-Scholes Option Pricing model using the following assumptions:

2010
Expected volatility	170.0%
Risk-free interest rate	2.98%
Expected dividends	-
Expected life (years)	6.50

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

Stock-based award activity for the six months ended April 30, 2010 was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, October 31, 2009	1,208,685	$2.93	$	―
Granted	200,000	0.20		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, April 30, 2010 (Unaudited)	1,408,685	$2.54		$4,000

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

As of April 30, 2010, there was approximately $0.5 million of stock based compensation expense with respect to non-vested stock-based awards not yet recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately $0.67 years.  As of April 30, 2010, 836,411 of the outstanding options are exercisable.  Compensation expenses for the six months ended April 30, 2010 and 2009 were $808,054 and $807,244, respectively, and for the three months ended April 30, 2010 and 2009 were $397,742 and $396,932, respectively.

Stock-based award as of April 30, 2010 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,083,685	$2.80	7.28	753,078	$2.80	7.28
125,000	$4.08	2.75	83,333	$4.08	2.75
200,000	$0.20	9.78	-	$0.20	-

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

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to each of their sole shareholder, Perfectenergy BVI.  For the three and six months ended April 30, 2010 and 2009, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the three and six months ended April 30, 2010 and 2009.

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace existing laws for Domestic Enterprises (“DES’s”) and Foreign Invested Enterprises (“FIEs”).  Key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES’s and FIEs, except for high tech companies that pay a reduced rate of 15%; and

b.	Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the earlier of 5 years or the end of the tax holiday term.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

The following table reconciles U.S. statutory tax rates to the Company’s effective tax rate:

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(12.5)	(10.0)	(12.5)
Germany income taxes	31.5	30.9	31.5	30.9
Germany income tax exemption	(0.0)	(0.0)	(0.0)	(0.0)
Other Item (a)	(140.7)	(41.1)	(121.5)	(35.7)
Effective income tax rates	(94.2)%	2.3%	(75.0)%	7.7%

(a)
These rates differ from the stated effective tax rate in China mainly due to the effect of different tax rates of subsidiaries operating in other tax jurisdictions or other non-deductible expenses that are not deductible in the PRC.

Since Perfectenergy Shanghai had an operating loss for the year ended October 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $80,636 and $95,105 as of April 30, 2010 and October 31, 2009, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $0 and $281,000 as of April 30, 2010 and October 31, 2009, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that Perfectenergy GmbH is expected to generate profits based on sales orders received for future periods. German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the year 2009 and 2008, respectively. The estimated accumulated net operating loss carryforwards for U.S. income taxes amounted to $435,000 and $397,000 as of April 30, 2010 and October 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, between 2027 and 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at April 30, 2010 was $147,900. The net change in the valuation allowance for the three and six months ended April 30, 2010 was $12,750. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of $0 as of April 30, 2010. Should the Company have any undistributed earnings, such earnings will be included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. No provision will be made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concludes that such earnings will be remitted in the future.

Value Added and Other Taxes Payable

Value added and other taxes payable consisted of the following:

	April 30, 2010	October 31, 2009
	(Unaudited)
Value added taxes payable	$4,441,653	$3,079,786
Employee individual income tax withheld	14,899	42,052
Income tax payable	123,315	-
Total	$4,579,867	$3,121,838

Note 15 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $3,502,788 and $1,347,547 at April 30, 2010 and October 31, 2009, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Major Customers

For the three months ended April 30, 2010 and 2009, five customers accounted for approximately 69% and 55%, respectively, of the Company’s sales. These customers accounted for approximately 55% and 97% of the Company’s accounts receivable as of April 30, 2010 and 2009, respectively. For the six months ended April 30, 2010 and 2009, five customers together accounted for approximately 69% and 78%, respectively, of the Company’s sales. These customers accounted for approximately 55% and 97% of the Company’s accounts receivable as of April 30, 2010 and 2009, respectively.

Major Vendors

For the three months ended April 30, 2010 and 2009, the Company purchased approximately 47% and 46%, respectively, of their raw materials from three major suppliers. These suppliers represented 51% and 95% of the Company’s total accounts payable as of April 30, 2010 and 2009, respectively. For the six months ended April 30, 2010 and 2009, the Company purchased approximately 40% and 71% of its raw materials from three major suppliers. These suppliers represented 34% and 93% of the Company’s total accounts payable as of April 30, 2010 and 2009, respectively.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Net revenues:	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$745,779	$1,572,190	$1,032,348	$2,638,126
Germany	18,396,989	3,442,018	35,437,668	7,769,512
Total revenues	$19,142,768	$5,014,208	$36,470,016	$10,407,638

Long-lived assets:	April 30, 2010	October 31, 2009
	(Unaudited)
China	$6, 572,335	$6,738,571
Germany	35,366	80,573
Total long-lived assets	$6, 607,701	$6,819,144

Note 16 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $16,066 (RMB 109,700). T he Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately €1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech that expired on March 14, 2010 and had a monthly rent of $5,553 (approximately RMB40,000) but was extended by a verbal agreement with the landlord to December 31, 2010, which carries a monthly rent of $5,553 (approximately RMB40,000).  At April 30, 2010, total future minimum lease payments under an operating lease were as follows:

Amount
Six months ended October 31, 2010	$115,577
Year ended October 31, 2011	120,661
Thereafter	-

Total rent expense for the three months ended April 30, 2010 and 2009 amounted to $80,720 and $61,582, respectively, and total rent expense for the six months ended April 30, 2010 and 2009 amounted to $162,387 and $127,724, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(UNAUDITED)

Long-Term Silicon Supply Agreements

On January 8, 2010, Perfectenergy Shanghai entered into a long-term supply contract with Chengdu Jiayang Silicon Materials Technology Co., Ltd. (“Chengdu”) under which Perfectenergy Shanghai must purchase from Chengdu $1 million silicon wafers in 2010, $1.2 million silicon wafers in 2011, and $1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers will be based on market conditions.

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

While our significant accounting policies are described in Notes 1 and 2 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Research and Development Costs

Research and development expenses are expensed as incurred.  Research and development expenses include salaries, consultant fees, supplies, and materials, as well as costs related to other overhead such as facilities, utilities, and other departmental expenses. The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses. Research and development expenses amounted to $247,136 and $172,547 for the six months ended April 30, 2010 and 2009, respectively, and $74,306 and $127,196 for the three months ended April 30, 2010 and 2009, respectively.

Recently Issued Accounting Standards

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

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009. The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2010 and April 30, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended April 30, 2010	% of Revenues	Three Months Ended April 30, 2009	% of Revenues
Revenues	$19,142,768	100.0%	$5,014,208	100.0%

Cost of Revenues	17,184,406	89.8%	5,507,313	109.8%

Gross Profit (Loss)	1,958,362	10.2%	(493,105)	(9.8)%

Selling, General, and Administrative Expenses	2,239,732	11.7%	1,240,331	24.7%

Research and Development	74,306	0.4%	127,196	2.5%

Loss from Operations	(355,676)	(1.9)%	(1,860,632)	(37.1)%

Other Income (Expense)	(15,293)	(0.1)%	258,324	5.2%

Income (Loss) Before Provision for Income Taxes	(370,969)	(1.9)%	(1,602,308)	(32.0)%

Provision for Income Taxes	349,309	1.8%	(37,242)	(0.7)%

Net Income (Loss)	(720,278)	(3.8)%	(1,565,066)	(31.2)%

Foreign Currency Translation Adjustment	38,385	0.2%	(26,762)	(0.5)%

Comprehensive Income (Loss)	(681,893)	(3.6)%	(1,591,828)	(31.7)%

Revenues.  Our revenues are generated by sales of solar cells and solar modules.  During the three months ended April 30, 2010, we had revenues of approximately $19.1 million compared to revenues of approximately $5.0 million for the three months ended April 30, 2009, an increase of 282%.  This increase is attributable to increased sales orders from both new and existing customers in the European market as a result of continued marketing efforts throughout the period.

Cost of Revenues.  Cost of revenues for the three months ended April 30, 2010 increased to approximately $17.2 million from approximately $5.5 million for the three months ended April 30, 2009, an increase of 212%.  This increase is due to incremental sales of our solar modules as well as a reduction by more than 50% in the cost of silicon wafers/cells compared to the same period last year.  The price of silicon wafers/cells was impacted by reduced demands after the global financial crisis in the first half of 2009 as well as sufficient supply to the market.

Gross Profit (Loss).  Gross profit was approximately $2.0 million for the three months ended April 30, 2010 as compared to gross loss of approximately $0.5 million for the three months ended April 30, 2009, representing a gross margin of 10.2% in 2010 and a negative gross margin of 9.8% in 2009.  The increase in gross profit was primarily due to a decrease in raw material costs offset by falling PV module sales prices. The cost of silicon wafers decreased by approximately 50-60% compared to the same period last year, while module sales prices decreased approximately 40-50% compared to the same period last year. This increase in gross profits is also attributed to cost savings measures taken in our production process.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $2.2 million for the three months ended April 30, 2010 compared to approximately $1.2 million for the three months ended April 30, 2009, an increase of 80.6%.  The increase is primarily attributable to increased selling expenses related to expanded sales activities such as transportation and travel.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $74,306 for the three months ended April 30, 2010 compared to $127,196 for the three months ended April 30, 2009.  The 41% decrease between the two periods is attributable to a decrease in R&D activities during the most recent period attributable to an adjustment of our resources to provide more support for production of PV modules as a result of the increase in sales.

Other Income (Expense).  We had other expenses of $15,293 for the three months ended April 30, 2010 compared to other income of $258,324 for the three months ended April 30, 2009.  The source of other income for both periods was is the positive impact from changes in the value of our issued and outstanding warrants, and the decrease in other income between the periods was due to a less positive impact from the value change due to a decrease in the mark-to-market value of warrants.

Net Income (Loss).  Our net loss for the three months ended April 30, 2010 was approximately $720,000 compared to net loss of approximately $1.6 million for the three months ended April 30, 2009.  The decrease in net loss is attributable to an improved gross margin on our module sales offset incrementally by increased selling expenses during the same periods.

Comparison of Six Months Ended April 30, 2010 and April 30, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Six Months Ended April 30, 2010	% of Revenues	Six Months Ended April 30, 2009	% of Revenues
Revenues	$36,470,016	100.0%	$10,407,638	100.0%

Cost of Revenues	32,798,214	89.9%	12,698,173	122.0%

Gross Profit (Loss)	3,671,802	10.1%	(2,290,535)	(22.0)%

Selling, General, and Administrative Expenses	4,089,400	11.2%	2,585,385	24.8%

Research and Development	247,136	0.7%	172,547	1.7%

Loss from Operations	(664,734)	(1.8)%	(5,048,467)	(48.5)%

Other Income (Expense)	113,669	0.3%	616,256	5.9%

Income (Loss) Before Provision for Income Taxes	(551,065)	(1.5)%	(4,432,211)	(42.6)%

Provision for Income Taxes	413,100	1.1%	(341,919)	(3.3)%

Net Income (Loss)	(964,165)	(2.6)%	(4,090,292)	(39.3)%

Foreign Currency Translation Adjustment	(63,801)	(0.2)%	91,637	0.9%

Comprehensive Income (Loss)	(1,027,966)	(2.8)%	(3,998,655)	(38.4)%

Revenues.  Our revenues are generated by sales of solar cells and solar modules.  During the six months ended April 30, 2010, we had revenues of approximately $36.5 million compared to revenues of approximately $10.4 million for the six months ended April 30, 2009, an increase of 250%.  This change is attributable to incremental sales of solar modules to both new and existing customers in the European market resulting in a 300% increase between the periods.

Cost of Revenues.  Cost of revenues for the six months ended April 30, 2010 increased to approximately $32.8 million from approximately $12.7 million for the six months ended April 30, 2009, an increase of 158%.  This increase is in line with the increase in our sales between the two periods as well as a reduction by 60% in costs of silicon wafers/cells, which accounts for 70% of all material costs.  The price of silicon wafers/cells was impacted by reduced demands after the global financial crisis in the first half of 2009 as well as sufficient supply to the market.

Gross Profit (Loss).  Gross profit was approximately $3.7 million for the six months ended April 30, 2010 as compared to gross loss of approximately $2.3 million for the six months ended April 30, 2009, representing a gross margin of 10.1% in 2010 and a negative gross margin of 22.0% in 2009.  The increase in gross profit was primarily due to the decrease in our raw material costs and falling module sales prices. The cost of silicon wafers/cells fell by 60% while the sales price of modules was reduced by 50% compared to the same period last year. In addition, the increase in gross margin is also attributed to continuous cost-savings measures taken in the manufacturing process.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses totaled approximately $4.1 million for the six months ended April 30, 2010 compared to approximately $2.6 million for the six months ended April 30, 2009, an increase of 58%.  The increase is in line with increased sales activities, which include shipping and transportation cost related to exports to Europe and more extensive travelling expenses related to increased sales in Europe.

Research and Development Costs.  Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $247,136 for the six months ended April 30, 2010 compared to $172,547 for the six months ended April 30, 2009.  The 43% increase between the two periods is attributable to additional investments for the improvement of our manufacturing process and testing on new materials.

Other Income (Expense).  We had other income of $113,669 for the six months ended April 30, 2010 compared to other income of $616,256 for the six months ended April 30, 2009.  The source of other income for both periods was the positive impact from changes in the value of our issued and outstanding warrants, and the decrease in other income between the periods was due to a less positive impact from the value change due to a decrease in the mark-to-market value of warrants.

Net Income (Loss).  Our net loss for the six months ended April 30, 2010 was approximately $964,000 compared to net loss of approximately $4.1 million for the six months ended April 30, 2009.  The decrease in net loss is attributable to a strongly improved gross margin offset by increased sales-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $1.7 million during the six months ended April 30, 2010, while net cash used in operating activities was $1.2 million during the six months ended April 30, 2009.  The increase in net cash flow from operating activities during the periods was mainly due to due to better control of our working capital, mainly on accounts receivable and inventory, and a new credit structure in the solar products industry, which includes a decrease in prepayments and accounts payable as well as cash received as customer deposits during the period.

Net cash used in investing activities was $266,000 during the six months ended April 30, 2010, while net cash used in invested activities was $145,601 during the six months ended April 30, 2009.  Uses of cash in investing activities included equipment purchases and costs associated with construction in progress.  The increase in net cash flow used in investing activities between the two periods is attributed to purchases of several new pieces of equipment for assembly lines to further expand our module production capacity.

There was no cash provided by or used in financing activities during the six months ended April 30, 2010 and 2009.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.  As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI was required to contribute $20 million to the registered capital of Perfectenergy Solar-Tech, of which $4 million has been contributed with the remaining $16 million to have been contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech was to pay the local PRC land bureau approximately $2.71 million.  We paid $0.28 million of the $2.71 million during the fiscal year ended October 31, 2008 and made no additional payments since then.  Due to supplementary land use restrictions, we submitted an application to the local PRC land bureau to cancel the project and requested a refund of our advanced payment of $0.28 million for the land.  In early December 2009, we received a refund of the entire advanced payment from the local PRC land bureau.  On June 2, 2010, we obtained initial approval from the local authority for a reduction in Perfectenergy Solar-Tech’s required registered capital from $20 million to $4 million, and our capital commitment will be adjusted accordingly based on the approval.  Remaining procedures are underway and are expected to be completed within the next few months.  With such restructuring, we will have no capital commitment and more flexible organizational structure for future operations.

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

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.  We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.  We plan on continuing to identify and implement remedial measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended *

3.2	Bylaws, as currently in effect (1)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: June 14, 2010	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2010	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Accounting and Financial Officer)