Form 10-Q
period 2010-07-31
PERFECTENERGY INTERNATIONAL LTD
filed 2010-09-14
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of September 13, 2010.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 31, 2010

		Page
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION		1

PART I	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009	F-1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended July 31, 2010 and 2009 (unaudited)	F-2

	Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended July 31, 2010 and 2009 (unaudited)	F-3

	Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II	OTHER INFORMATION	8

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The consolidated financial statements as of and for the three months and nine months ended July 31, 2010 and 2009 commence on the following page.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$1,436,360	$3,582,854
Accounts receivable	7,485,417	4,844,549
Other receivables	1,000,670	2,287,510
Inventories	10,516,126	10,059,078
Prepayments	540,876	524,356
Prepaid income taxes	28,577	-
Total current assets	21,008,026	21,298,347

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	6,520,867	6,819,144

OTHER ASSETS:
Other receivables - long term, net of allowance for doubtful accounts of $1,875,052 and $1,861,097 as of July 31, 2010 and October 31, 2009, respectively	1,875,052	1,861,097
Deferred tax assets	147,985	376,105
Advances on equipment purchases	62,353	470,108
Total other assets	2,085,390	2,707,310

Total assets	$29,614,283	$30,824,801

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,538,605	$11,682,262
Accrued liabilities	822,053	1,082,397
Customer deposits	452,447	2,402,554
Other payables	941,721	1,218,741
Value-added and other taxes payable	2,209,652	3,121,838
Total current liabilities	18,964,478	19,507,792

FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	29,563

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of July 31, 2010 and October 31, 2009	29,627	29,627
Additional paid-in capital	9,345,617	8,137,766
Statutory reserves	110,068	110,068
Retained earnings (deficits)	(308,305)	1,637,077
Accumulated other comprehensive income	1,472,798	1,372,908
Total shareholders' equity	10,649,805	11,287,446

Total liabilities and shareholders' equity	$29,614,283	$30,824,801

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
REVENUES	$20,729,634	$9,264,089	$57,199,650	$19,671,727

COST OF REVENUES	19,692,856	7,421,533	52,491,070	20,119,706

GROSS PROFIT (LOSS)	1,036,778	1,842,556	4,708,580	(447,979)

OPERATING EXPENSES:
Selling, general and administrative	1,984,530	2,955,025	6,073,930	5,540,410
Research and development	157,849	72,005	404,985	244,552
Total operating expenses	2,142,379	3,027,030	6,478,915	5,784,962

LOSS FROM OPERATIONS	(1,105,601)	(1,184,474)	(1,770,335)	(6,232,941)

OTHER INCOME (EXPENSE):
Interest income (expense) and other bank charges	2,799	387	1,639	15,130
Non-operating income (expense)	(89,618)	222	(4,144)	1,913
Change in fair value of derivative instruments	208	84,332	29,563	684,154
Total other income (expense)	(86,611)	84,941	27,058	701,197

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,192,212)	(1,099,533)	(1,743,277)	(5,531,744)

PROVISION (BENEFIT) FOR INCOME TAXES	(210,995)	(117,208)	202,105	(459,127)

NET LOSS	(981,217)	(982,325)	(1,945,382)	(5,072,617)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	163,691	(171,347)	99,890	(79,710)

COMPREHENSIVE LOSS	$(817,526)	$(1,153,672)	$(1,845,492)	$(5,152,327)

EARNINGS PER SHARE:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.17)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916	29,626,916	29,626,916
Diluted	29,626,916	29,626,916	29,626,916	29,626,916

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	July 31, 2010	July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,945,382)		$(5,072,617)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,262,440		632,542
Bad debt expense	249,968		1,859,068
Write off on inventory	-		388,337
Recovery on obsolete inventory	(171,712)		-
Loss from sale of assets	11,386		-
Stock-based compensation expense	1,207,851		1,217,556
Change in fair value of derivative instruments	(29,563)		(684,154)
Changes in assets and liabilities:
Accounts receivable	(3,125,312)		95,789
Other receivables	1,294,514		14,859
Inventories	(956,489)		(1,423,569)
Prepayments	31,448		1,762,219
Prepaid income taxes	(84,135)		32,496
Deferred tax assets	202,104		(459,127)
Accounts payable	2,785,308		2,220,413
Accrued liabilities	(232,017)		(35,805)
Customer deposits	(1,763,989)		(1,632,054)
Other payables	(449,999)		982,235
Value-added and other taxes payable	(649,023)		871,650
Net cash (used in ) provided by operating activities	(2,362,602)		769,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(672,178)		(326,814)
Advances on equipment purchases	-		(227,998)
Refund of deposit from land use rights	278,939		-
Net cash used in investing activities	(393,239)		(554,812)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	609,347		(410,055)

DECREASE IN CASH	(2,146,494)		(195,029)

CASH, beginning of period	3,582,854		2,022,052

CASH, end of period	$1,436,360		$1,827,023

Supplemental disclosures:
Interest paid	$-		$-
Income taxes paid	$28,382		$-

Non-cash investing and financing activity:
Approved value-added tax credit on domestic equipment purchase transferred from construction in progress to refundable tax credit	$-		$61,134
Value-added tax refund received on domestic equipment purchase transferred from construction in progress to prepaid expense	$-		$324,330
Acquisition of equipment through liabilities	$138,368		$45,446
Transferring from advances on equipment purchase to equipment	$129,586	$

See accompanying notes to consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which would have expanded lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China (“PRC” or “China”) as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”).  Perfectenergy BVI was required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 to have been contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech was to pay the local PRC land bureau approximately $2.71 million.  The Company paid $0.28 million of the $2.71 million during the fiscal year ended October 31, 2008 and made no additional payments since then.  Due to supplementary land use restrictions, the Company applied to the local PRC land bureau to cancel the project and requested a refund of the advanced payment of $0.28 million for the land, and the Company received a refund of the entire advanced payment in early December 2009.  On June 2, 2010, the Company obtained approval from the local authority for a reduction in Perfectenergy Solar-Tech’s required registered capital from $20 million to $4 million.  In September 2010, the Company completed all necessary procedures for the capital reduction in Perfectenergy Solar-Tech.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the full year ending October 31, 2010.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and control, and in developing the assumptions used to prepare these financial statements.  Management must apply significant judgment.  Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business; both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality, and risks associated with the variability that might be expected from future outcomes and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; actual amounts, however, may differ from those estimates.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

•	Level 1 inputs to the valuation methodology of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active market, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology that is unobservable and significant to the fair value measurement.

	Carrying Value as of July 31, 2010	Fair Value at July 31, 2010 (Unaudited)
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liability (See Note 11)	$-	-	-	$-

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

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at July 31, 2010 were translated at 6.77 RMB to $1.00 as compared to 6.82 RMB to $1.00 at October 31, 2009.  The assets and liabilities of the Company’s German subsidiary at July 31, 2010 were translated at €0.77 to $1.00 as compared to €0.68 to $1.00 at October 31, 2009.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts of the Company’s Chinese subsidiaries for the nine months ended July 31, 2010 and 2009 were 6.81 RMB and 6.82 RMB, and for the three months ended July 31, 2010 and 2009 were 6.80RMB and 6.82 RMB, respectively. The average translation rates applied to income statement accounts of the Company’s German subsidiary for the nine months ended July 31, 2010 and 2009 were €0.74 and €0.75 to $1.00, and for the three months ended July 31, 2010 and 2009 were €0.80 and €0.72 respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

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

(i) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  The Company wrote-off inventory totaling $0 and $388,337 for the nine months ended July 31, 2010 and 2009, respectively, and did not write-off any inventory for the three months ended July 31, 2010 and 2009.

(j) Prepayments

Prepayments are prepayments to the Company’s suppliers. Some of the Company’s suppliers require advanced payment before a delivery is made. Such prepayments are recorded in the financial statements as prepayments until delivery has occurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

(k) Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost.  Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change, and the Company’s business plans for the asset.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred, and significant major improvements are capitalized.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term (expires on May 31, 2011)
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of July 31, 2010, the Company expects these assets to be fully recoverable.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

(m) Customer Deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(n) Other Payables

Other payables consist of balances due to vendors and advances from export agents. These advances are short term in nature, non-interest bearing, and are normally due within three months. Settlements for the balances are in cash. As of July 31, 2010 and October 31, 2009, advances from export agents amounted approximately to $591,000 and $1,100,000, respectively.

(o) Value Added Tax

The Company’s sales of products in the PRC and Germany are subject to a value added tax (“VAT”) in accordance with tax laws.  The VAT applied is 17% in the PRC and 19% in Germany of the gross sales price.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products and payment of freight expenses can be used to offset the VAT due on sales of the finished products.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

(q) Revenue Recognition

The Company’s revenue recognition policies are in accordance with the FASB’s accounting standard.  Revenues from solar cells, solar modules, and PV systems are recognized upon shipment of the products only if no significant Company obligations remain, the fee is fixed or determinable, and collection is received or the resulting receivable is deemed probable.  Revenue is recognized, net of discount and allowances, at the time of product shipment.  All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government.  All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government.  In general, the Company does not accept product returns; only under special situations, when both the Company and customers agree, is a product exchange allowed.  Historically, the Company has not experienced any product returns.  For solar cells, solar modules, and PV systems, the Company is covered by product quality insurance and product liability insurance.  The product quality insurance retroactively covers the period from July 1, 2007 to the end of the insurance period on June 30, 2011.  As such, the Company does not maintain a provision for potential warranty cost.

(r) Shipping and Handling

Costs related to shipping and handling of products sold are included in selling, general, and administrative expenses.  Shipping and handling costs amounted to $827,013 and $1,890 for the three months ended July 31, 2010 and 2009, respectively, and $1,851,369 and $143,534 for the nine months ended July 31, 2010 and 2009, respectively.

(s) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the nine months ended July 31, 2010 and 2009.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
	(Unaudited)
Net income (Loss) for basic earnings per share	$(981,217)	$(982,325)	$(1,945,382)	$(5,072,617)

Weighted average shares used in basic computation	29,626,916	29,626,916	29,626,916	29,626,916
Diluted effect of options and warrants	-	-	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.17)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.17)

For the three and nine months ended July 31, 2010 and 2009, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

(v) Stock-Based Compensation

The Company records and reports stock based compensation pursuant to FASB’s related accounting standard, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Stock compensation for stock granted to non-employees has also been determined in accordance with FASB’s related accounting standard as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of issuance of the financial statements; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	July 31, 2010 (Unaudited)	October 31, 2009
Accounts receivable	$7,485,417	$4,844,549
Less: allowance for doubtful accounts	―	―
Total	$7,485,417	$4,844,549

For the three months ended July 31, 2010 and 2009, the Company did not write off any account receivables. For the nine months ended July 31, 2010 and 2009, the Company directly wrote off approximately $253,000 and $0, respectively, of uncollectible accounts receivable.  Management believes the remaining accounts balances were considered to be collectible.

Note 4 – Other Receivables

Other receivables consisted of the following:

	July 31, 2010 (Unaudited)	October 31, 2009
Other receivables - Current	$1,000,670	$2,287,510
Other receivables - Noncurrent	3,750,104	3,722,194
Less: allowance for doubtful accounts	(1,875,052)	(1,861,097)
Total	$2,875,722	$4,148,607

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials.  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.7 million. However, as of July 31, 2010, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI is obliged to repay the prepayments in five installments.  Regus BVI began to repay the amount in partial amounts starting in November 2009.  The repayment was not in accordance with the terms established in the repayment agreement.  The Company and other parties involved are in the process of filing a lawsuit against Regus BVI.  Based on the current status, management estimated that a 50% provision (approximately $1.9 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.  Due to the passage of time, the Company reclassified the balance as a non-current asset.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Note 5 – Inventories

Inventories consisted of the following:

	July 31, 2010 (Unaudited)	October 31, 2009
Raw materials	$1,162,023	$2,992,806
Finished goods	7,710,853	5,466,869
Work in progress	1,628,099	1,576,788
Supplies	15,151	22,615
Total	$10,516,126	$10,059,078

Note 6 – Prepayments

Prepayments are monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $540,876 and $524,356 as of July 31, 2010 and October 31, 2009, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	July 31, 2010	October 31, 2009
	(Unaudited)
Leasehold improvements	$1,892,460	$1,658,986
Transportation equipment	315,772	276,131
Machinery	7,269,104	6,543,213
Office equipment	214,111	233,870
Construction in progress	-	37,232
Total	9,691,447	8,749,432
Less: accumulated depreciation	(3,170,580)	(1,930,288)
Total	$6,520,867	$6,819,144

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.

Depreciation expense for the three months ended July 31, 2010 and 2009 amounted to $599,163 and $417,663, respectively, and for the nine months ended July 31, 2010 and 2009 amounted to $1,262,440 and $632,542, respectively.

Note 8 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $62,353 and $470,108 as of July 31, 2010 and October 31, 2009, respectively.

As of October 31, 2009, the balance of $470,108 included an advance payment of $278,730 for land purchased by Perfectenergy Solar-Tech, which amount was returned by the local governmental authority in early December 2009.

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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of July 31, 2010, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Note 10 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees.  The Company made pension contributions in the amount of $54,607 and $48,376 for the three months ended July 31, 2010 and 2009, respectively, and $170,896 and $152,826 for the nine months ended July 31, 2010 and 2009, respectively.

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

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease to the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the three months ended July 31, 2010 and 2009, a gain of $208 and $84,332, respectively, and for the nine months ended July 31, 2010 and 2009, a gain of $29,563 and $684,154, respectively, was recognized in the accompanying income statements based on the decrease in fair value since the last reporting date.  At July 31, 2010 and October 31, 2009, the fair value of the derivative instrument totaled $0 and 29,563, respectively.  Unexercised warrants expired on April 9, 2010.

The value of the Investor Warrants at July 31, 2010 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 11%; risk free interest rate of 0.164%; dividend yield of 0%; and expected term of 0.02 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

As of July 31, 2010, the Company had warrants as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, October 31,2008	3,975,714	3,975,714	$3.68	1.36
Granted	―	―	―	―
Forfeited	―	―	―	―
Exercised	―	―	―	―
Balance, October 31, 2009	3,975,714	3,975,714	$3.68	0.36
Granted	―	―	―	―
Forfeited	(3,285,714)	(3,285,714)	―	―
Exercised	―	―	―	―
Balance, July 31, 2010 (Unaudited)	690,000	690,000	$3.13	0.02

Note 12 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”).  The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan.  Options generally vest on an annual basis over the three years following the date of grant and expire after 10 years.

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

4/7/2010
Expected volatility	170.0%
Risk-free interest rate	2.98%
Expected dividend	-
Expected life	6.50

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Stock-based award activity was as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, October 31, 2009	1,208,685	$2.93	$	―
Granted	200,000	0.20		―
Forfeited	39,298	2.80		―
Exercised	―	―		―
Balance, July 31, 2010 (Unaudited)	1,369,387	$2.54	$	―

As of July 31, 2010, approximately $122,000 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately $0.43 years.  As of July 31, 2010, 810,841 of the outstanding options are exercisable. Compensation expenses for the three months ended July 31, 2010 and 2009 were $399,797 and $410,312, respectively, and $1,207,851 and $1,217,556 for the nine months ended July 31, 2010 and 2009, respectively.

Stock-based award as of July 31, 2010 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,044,387	$2.80	7.03	718,133	$2.80	7.03
125,000	$4.08	2.50	83,333	$4.08	2.50
200,000	$0.20	9.53	-	-	9.53

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
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

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to each of their sole shareholder, Perfectenergy BVI.  During the nine months ended July 31, 2010 and 2009, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

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

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund during the nine months ended July 31, 2010 and 2009.

Note 14 – Income Taxes

Under the income tax laws of the PRC, Chinese companies were generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where enterprises are granted a three-year income tax exemption and a 50% income tax reduction for the next three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, which are granted a two-year income tax exemption and a 50% income tax reduction for the next three years.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES’s”) and Foreign Invested Enterprises (“FIEs”).  The key changes were as follows:

a.	The new standard EIT rate of 25% replaced the 33% rate that was applicable to both DES’s and FIEs, except for high tech companies that pay a reduced rate of 15%; and

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

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate as of July 31, 2010:

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(12.5)	(10.0)	(12.5)
Germany income taxes	31.5	-	31.5	31.5
Germany income tax exemption	(0.0)	-	(0.0)	(0.0)
Other Items (a)	(28.8)	(1.8)	(58.1)	(35.7)
Effective income tax rates	17.7%	10.7%	(11.6)%	8.3%

(a)
The other items represent losses incurred by Chinese subsidiaries that are under development stage and have no current operations, and represent losses from non-Chinese entities; none were subject to PRC income taxes.  The other items also include non-deductible expenses that are not deductible in the PRC.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Since Perfectenergy Shanghai had an operating loss for the year ended October 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $72,025 and $90,105 as of July 31, 2010 and October 31, 2009, respectively. These carryforwards will expire, if not utilized, between 2012 and 2015.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

The estimated tax savings due to the reduced tax rate for the nine months ended July 31, 2010 and 2009 amounted to $15,756 and $126,519, respectively. There was no material effect to loss per share if the statutory income tax had been applied.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $75,960 and $281,000 as of July 31, 2010 and October 31, 2009, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that Perfectenergy GmbH is expected to generate profits based on sales orders received for future periods.  German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended July 31, 2010 and 2009. The estimated accumulated net operating loss carryforwards for U.S. income taxes amounted to $454,000 and $397,000 as of July 31, 2010 and October 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, between 2027 and 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The valuation allowance at July 31, 2010 was $154,000. The net change in the valuation allowance for the nine months ended July 31, 2010 was $19,000.  Management will review this valuation allowance periodically and make adjustments as warranted.

The Company did not have cumulative undistributed earnings of foreign subsidiaries as of July 31, 2010.  Should the Company have any undistributed earnings, such earnings will be included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  No provision will be made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concludes that such earnings will be remitted in the future.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Value Added and Other Taxes Payable

Value added and other taxes payable consisted of the following:

	July 31, 2010	October 31, 2009
	(Unaudited)
Value added taxes payable	$2,191,820	$3,079,786
Employee individual income tax withheld	17,832	42,052
Total	$2,209,652	$3,121,838

Note 15 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $848,739 and $1,347,547 at July 31, 2010 and October 31, 2009, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the three months ended July 31, 2010 and 2009, five customers accounted for approximately 46% and 95%, respectively, of the Company’s sales. These customers accounted for approximately 45% and 42% of the Company’s accounts receivable as of July 31, 2010 and 2009, respectively. For the nine months ended July 31, 2010 and 2009, five customers together accounted for approximately 52% and 48%, respectively, of the Company’s sales. These customers accounted for approximately 46% and 60% of the Company’s accounts receivable as of July 31, 2010 and 2009, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Major Vendors

For the three months ended July 31, 2010 and 2009, the Company purchased approximately 51% and 65%, respectively, of their raw materials from three major suppliers. These suppliers represented 47% and 87% of the Company’s total accounts payable as of July 31, 2010 and 2009, respectively. For the nine months ended July 31, 2010 and 2009, the Company purchased approximately 39% and 74% of its raw materials from three major suppliers. These suppliers represented 47% and 83% of the Company’s total accounts payable as of July 31, 2010 and 2009, respectively

Political and Economic Risk

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

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  Perfectenergy GmbH remains a sales branch and does not maintain its own supply channel.  The following table summarizes the financial information for the Company’s revenues and long-lived assets based on geographic area:

Net revenues:	Three months ended July 31,		Nine months Ended July 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
China	$1,842,317	$20,782	$2,874,665	$2,658,909
Germany	18,887,317	9,243,307	54,324,985	17,012,818
Total revenues	$20,729,634	$9,264,089	$57,199,650	$19,671,727

Long-lived assets:	July 31, 2010	October 31, 2009
	(Unaudited)
China	$6,463,474	$6,738,571
Germany	57,393	80,573
Total long-lived assets	$6,520,867	$6,819,144

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

Note 16 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199).  The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring on December 31, 2010 with a monthly rent of $5,900 (approximately RMB40,000).  At July 31, 210, total future minimum lease payments under an operating lease were as follows:

Amount
Three months ended October 31, 2010	$58,064
Year ended October 31, 2011	121,513
Thereafter	-

Total rent expense for the three months ended July 31, 2010 and 2009 amounted to $77,960 and $69,262, respectively, and total rent expense for the nine months ended July 31, 2010 and 2009 amounted to $240,347 and $165,784, respectively.

Long-Term Silicon Supply Agreements

On January 8, 2010, Perfectenergy Shanghai entered into a long-term supply contract with Chengdu Jiayang Silicon Materials Technology Co., Ltd. (“Chengdu”) under which Perfectenergy Shanghai must purchase from Chengdu 1 million silicon wafers in 2010, 1.2 million silicon wafers in 2011, and 1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchase price of these silicon wafers will be based on market conditions.

Note 17 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of July 31, 2010.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of issuance of the financial statements; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended July 31, 2010 and July 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended July 31, 2010	% of Revenues	Three Months Ended July 31, 2009	% of Revenues
Revenues	$20,729,634	100.0%	$9,264,089	100.0%

Cost of Revenues	19,692,856	95.0%	7,421,533	80.1%

Gross Profit (Loss)	1,036,778	5.0%	1,842,556	19.9%

Selling, General, and Administrative Expenses	1,984,530	9.6%	2,955,025	31.9%

Research and Development	157,849	0.8%	72,005	0.8%

Loss from Operations	(1,105,601)	(5.3)%	(1,184,474)	(12.8)%

Other Income (Expense)	(86,611)	(0.4)%	84,941	0.9%

Loss Before Provision for Income Taxes	(1,192,212)	(5.8)%	(1,099,533)	(11.9)%

Provision (Benefit) for Income Taxes	(210,995)	(1.0)%	(117,208)	(1.3)%

Net Loss	(981,217)	(4.7)%	(982,325)	(10.6)%

Foreign Currency Translation Adjustment	163,691	0.8%	(171,347)	(1.8)%

Comprehensive Loss	(817,526)	(3.9)%	(1,153,672)	(12.5)%

Revenues.   Our revenues are generated by sales of solar cells and solar modules.  During the three months ended July 31, 2010, we had revenues of approximately $20.7 million compared to revenues of approximately $9.3 million for the three months ended July 31, 2009, an increase of 124%.  This increase is attributable to increased shipment of PV modules to the European market, which are backed by strong orders from both existing and new customers due to a lower sales price in Europe and continued support of clean energy from the European governments.

Cost of Revenues.   Cost of revenues for the three months ended July 31, 2010 increased to approximately $19.7 million from approximately $7.4 million for the three months ended July 31, 2009, an increase of 165%.  This increase is due to incremental sales of our solar modules as well as a reduction by more than 40% in the cost of silicon wafers/cells compared to the same period last year due to an increased supply of silicon wafers in the market.

Gross Profit (Loss).   Gross profit was approximately $1.0 million for the three months ended July 31, 2010 as compared to gross loss of approximately $1.8 million for the three months ended July 31, 2009, representing a gross margin of 5.0% in 2010 and a gross margin of 19.9% in 2009.  The decrease in gross profit was primarily due to a lower average sales price of solar modules, which offset the positive impact from a reduced raw material price.  In addition, devaluation of Euros compared to the same period last year further lowered our realized revenues during the quarter.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses totaled approximately $2.0 million for the three months ended July 31, 2010 compared to approximately $3.0 million for the three months ended July 31, 2009, a decrease of 33%.  The decrease is primarily attributable to a $1.9 million provision against a prepayment to a silicon supplier in Germany in 2009.  Sales-related expenses, including shipping and transportation, freight, and insurance costs, increased in line with revenue in the third quarter of 2010.

Research and Development Costs.   Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $157,849 for the three months ended July 31, 2010 compared to $72,005 for the three months ended July 31, 2009.  The 119% increase between the two periods is attributable to additional spending and tests to develop new raw materials and technical processing activities.

Other Income (Expense).   We had other expense of $86,611 for the three months ended July 31, 2010 compared to other income of $84,941 for the three months ended July 31, 2009.  The source of other income for the three months ended July 31, 2009 was the positive impact from changes in the value of our issued and outstanding warrants, and other expense for the three months ended July 31, 2010 was mainly exchange loss incurred on foreign currency bank account during the period.

Net Loss.   Our net loss for the three months ended July 31, 2010 and 2009 was about the same at approximately $1.0 million.  The slight decrease in net loss between the periods is mainly attributable to the decrease in selling, general, and administrative expense, which was significantly offset by the decrease in gross margin.

Comparison of Nine Months Ended July 31, 2010 and July 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Nine Months Ended July 31, 2010	% of Revenues	Nine Months Ended July 31, 2009	% of Revenues
Revenues	$57,199,650	100.0%	$19,671,727	100.0%

Cost of Revenues	52,491,070	91.8%	20,119,706	102.3%

Gross Profit (Loss)	4,708,580	8.2%	(447,979)	(2.3)%

Selling, General, and Administrative Expenses	6,073,930	10.6%	5,540,410	28.2%

Research and Development	404,985	0.7%	244,552	1.2%

Loss from Operations	(1,770,335)	(3.1)%	(6,232,941)	(31.7)%

Other Income	27,058	0.1%	701,197	3.6%

Loss Before Provision for Income Taxes	(1,743,277)	(3.0)%	(5,531,744)	(28.1)%

Provision (Benefit) for Income Taxes	202,105	0.4%	(459,127)	(2.3)%

Net Loss	(1,945,382)	(3.4)%	(5,072,617)	(25.8)%

Foreign Currency Translation Adjustment	99,890	0.2%	(79,710)	(0.4)%

Comprehensive Loss	(1,845,492)	(3.2)%	(5,152,327)	(26.2)%

Revenues.   Our revenues are generated by sales of solar cells and solar modules.  During the nine months ended July 31, 2010, we had revenues of approximately $57.2 million compared to revenues of approximately $19.7 million for the nine months ended July 31, 2009, an increase of 191%.  This increase is attributable to strong demand from our existing and new customers in Europe despite reduced average sales prices of solar modules in the market due to continued support of clean energy from the European governments.

Cost of Revenues.   Cost of revenues for the nine months ended July 31, 2010 increased to approximately $52.5 million from approximately $20.1 million for the nine months ended July 31, 2009, an increase of 161%.  This increase is due to mainly in line with increased sales of module products between the two periods as well as a reduction by 40% in the cost of silicon wafers/cells, which accounts for 70% of all material costs, due to an increased supply of silicon wafers in the market.

Gross Profit (Loss).   Gross profit was approximately $4.7 million for the nine months ended July 31, 2010 as compared to gross loss of approximately $0.5 million for the nine months ended July 31, 2009, representing a gross margin of 8.2% in 2010 and a negative gross margin of 2.3% in 2009.  The increase in gross profit was primarily due to a decrease in our raw material costs, which was offset by reduced average module sales prices. The cost of silicon wafers/cells fell by 55% while the sales price of modules was reduced by 50% compared to the same period last year. In addition, the increase in gross margin is also attributed to continued cost-saving measures taken in our manufacturing process.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses totaled approximately $6 million for the nine months ended July 31, 2010 compared to approximately $5.5 million for the nine months ended July 31, 2009, an increase of 10%.  The increase is primarily attributable to increased export sales-related expenses, including shipping and transportation costs and freight, and expenses related to increased travel by our sales team in Europe.

Research and Development Costs.   Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $404,985 for the nine months ended July 31, 2010 compared to $244,552 for the nine months ended July 31, 2009.  The 66% increase between the two periods is attributable to additional investments for the improvement of our manufacturing process and testing on new materials.

Other Income.   We had other income of $27,058 for the nine months ended July 31, 2010 compared to other income of $701,197 for the nine months ended July 31, 2009.  The source of other income for both periods was the positive impact from changes in the value of our issued and outstanding warrants.

Net Loss.   Our net loss for the nine months ended July 31, 2010 was approximately $1.9 million compared to net loss of $5.1 million for the nine months ended July 31, 2009.  The decrease in net loss is attributable to an improved gross margin offset by increased sales-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operating activities was $2.36 million during the nine months ended July 31, 2010, while net cash provided by operating activities was $0.8 million during the nine months ended July 31, 2009.  The decrease in cash flow from operating activities during the periods was mainly due to increase in accounts receivable and inventory and decrease in customer deposits, which were offset by an increase in accounts payable. We offered sales credits to most of our customers resulting in a positive impact on our sales growth, and we increased our inventory to accommodate a strong demand for our products.  The decrease in raw material prices allowed the Company to obtain purchase credit from our major vendors, which increased our liquidity.

Net cash used in investing activities was $0.4 million during the nine months ended July 31, 2010, while net cash used in investing activities was $0.6 million during the nine months ended July 31, 2009.   We spent $0.67 million on purchases of several new pieces of equipment for assembly lines to further expand our module production capacity during the nine months ended July 31, 2010.  We spent $0.55 million during the same period of 2009 for such expansion plans.  In December 2009, we received $0.3 million as a refund on our deposit for land use rights from the local PRC land bureau related to Perfectenergy Solar –Tech.

There was no cash provided by or used in financing activities during the nine months ended July 31, 2010 and 2009.

Material Impact of Known Events on Liquidity

In October 2007, we entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which we planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, allowing us to expand our lamination lines and our cell production lines to 200MW of total new production capacity.  As required by the Investment Agreement, on February 28, 2008, we formed Perfectenergy Solar-Tech under PRC laws as a wholly owned subsidiary of Perfectenergy BVI.  Perfectenergy BVI was required to contribute $20 million to the registered capital of Perfectenergy Solar-Tech, of which $4 million has been contributed with the remaining $16 million to have been contributed by February 28, 2010.  Perfectenergy Solar-Tech obtained the land use rights from Science Park, for which Perfectenergy Solar-Tech was to pay the local PRC land bureau approximately $2.71 million.  We paid $0.28 million of the $2.71 million during the fiscal year ended October 31, 2008 and made no additional payments since then.  Due to supplementary land use restrictions, we submitted an application to the local PRC land bureau to cancel the project and requested a refund of our advanced payment of $0.28 million for the land.  In early December 2009, we received a refund of the entire advanced payment from the local PRC land bureau.  On June 2, 2010, we obtained approval from the local authority for a reduction in Perfectenergy Solar-Tech’s required registered capital from $20 million to $4 million, and our capital commitment will be adjusted accordingly based on the approval.  In September 2010, we completed all necessary procedures for the capital reduction in Perfectenergy Solar-Tech.  With such restructuring, we have no major capital commitments and a more flexible organizational structure for future operations.

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

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation as of July 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.  We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.  We plan on continuing to identify and implement remedial measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as currently in effect (1)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: September 14, 2010	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2010	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Accounting and Financial Officer)