Form 10-K
period 2010-10-31
PERFECTENERGY INTERNATIONAL LTD
filed 2011-01-31
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes      ☒ No

As of April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,105,159 based on the closing sale price of $0.22 as reported by the OTC Bulletin Board and 14,114,360 shares held by non-affiliates.

As of January 27, 2011, there were 29,626,916 shares of common stock outstanding.

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

PV Modules

A PV module is an assembly of PV cells that is electrically interconnected and laminated in a durable and weatherproof package.  Our solar cells are often sold as components of assembled modules.  We are also developing PV modules with higher power to meet the rising expansion of on-grid configurations.  The majority of the PV modules we currently offer to our customers range in power between 170W and 230W.  We also perform limited original equipment manufacturing work for other solar cell producers, such as selling standalone solar modules.  We sell approximately 90% of our PV modules under our “Perfectenergy” brand and approximately 10% of our PV modules under the brand names of our customers.

Distribution

We sell our products to a number of systems integrators and distributors, primarily located in Germany, who purchase their solar modules, purchase software, and hardware from other vendors and integrate and install the end-product for customers.  Many of our customers, in turn, sell turnkey solar systems to end-users that include individual owners of agricultural buildings; owners of commercial warehouses, offices, and industrial buildings; public agencies and municipal government authorities that own buildings suitable for solar system deployment; owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas; and financial investors that desire to own large scale solar projects.

Market and Industry Overview

The solar power market has experienced rapid growth in the past several years.  According to Solarbuzz LLC, an independent solar energy research firm, the global solar PV market size reached about 16 GW in 2010, and the estimated market size is expected to be more than 20 GW in 2011.  Also according to a Solarbuzz forecast, even in the slowest growth scenario, the global market is expected to be 2.5 times its current size by 2014.

We believe the solar power market will continue to grow as a result of the growing adoption of government incentives for solar energy sources, rising energy demand and limited fossil energy sources, and the growing awareness of the advantages of solar energy, all of which are discussed below.

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

China.  With cheaper raw materials and PV technology innovation, however, solar electricity cost in China was reduced by 50% from 2008 to 2010, making solar power a strong candidate to become a major energy resource.  Falling solar power generation cost and rising demand as the main drivers for the uptake, China revised its 2020 target for solar power capacity from 1.8 GW to 20 GW.  In February 2005, China enacted the Renewable Energy Law, which became effective in January 2006.  This law provides certain financial incentives for the development of renewable energy projects.  Various local authorities have also introduced initiatives to encourage the adoption of renewable energy, including solar energy.  In addition, the government has enacted several policies to support the solar industry, including a regional feed-in tariff and national subsidies for solar PV installations such as subsidy scheme on rooftop projects.  We expect that the increase in solar energy consumption in local municipalities will encourage further growth of the solar energy industry in China.

The Company was entitled to receive a 50% reduction from the regular income tax rate of 25% in 2009, and we are entitled to the preferential tax rate of 15% for having been granted a high technology certification from the local tax authority in 2010.  The Chinese government also granted us a refund on value added taxes (“VAT”), which are imposed on exported goods at a 17% rate.  Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in China are subject to VAT in accordance with Chinese laws.  The standard VAT is 17% of the gross sales price.  To the best of our knowledge, we are not eligible to receive similar subsidies or incentives from any other government.

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

Principal Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand.  We have a long-term silicon supply agreement with Chengdu Jiayang Silicon Technology, Inc., Ltd. (“Chengdu”).  Our purchase obligations under this agreement were 1 million silicon wafers in 2010 and are 1.2 million silicon wafers in 2011 and 1.5 million silicon wafers in 2012.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers is based on market conditions.

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

Customers

We sell our products to a number of systems integrators and distributors, mostly located in Europe and China, who purchase solar cells and solar modules from us, software and hardware from other vendors, and then integrate and install the end-product for their customers.  These systems integrators sell turnkey solar systems to end-users that include the following:

•	Individual owners of agricultural buildings,

•	Owners of commercial warehouses, offices, and industrial buildings,

•	Public agencies and municipal government authorities,

•	Owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas, and

•	Financial investors interested in owning large scale solar projects.

Our top three customers by value, who accounted for 50% of our revenue during the fiscal year ended October 31, 2010 are as follows:

•	Alpensolar GmbH, accounting for 24% of revenue;

•	B&W Energy GmbH, accounting for 19% of revenue; and

•	ProsolarTech GmbH, accounting for 7% of revenue.

Intellectual Properties and Licenses

The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Duration	Description

Trademark		Trademark Bureau of the People’s Republic of China	Ten years from 2009 to 2019 (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Logo, brand name used in our products

Trademark		Trademark Bureau of the People’s Republic of China	August 21, 2010 to August 20, 2020	Logo, brand name used in our products

Patent	Solar cell fire furnace equipment	Intellectual Property Bureau of the People’s Republic of China	May 25, 2006 to May 25, 2016 (10 years)	To increase cell efficiency with proper cell production technique

Patent	Solar wafer drying equipment	Intellectual Property Bureau of the People’s Republic of China	May 17, 2006 to May 17, 2016 (10 years)	To dry wafers more effectively, thus improving quality and increasing yield
Patent	Preparation method of Chalcogenide Glass (with Rare Earth elements)	Intellectual Property Bureau of the People’s Republic of China	July 11, 2003 to July 10, 2013	To improve efficiency in absorption of sunlight to PV module system

We are certified by IEC61215 and Safety Class II for TUV.  Both IEC and TUV are international standards for electronic appliances.  We also applied for UL certification (standards for electronic appliance in the United States), and we expect this certification process to be completed in early 2011.

We have also filed applications for three patents in Shanghai, which are currently being reviewed by local authority.

Research and Development

During the fiscal years ended October 31, 2010 and October 31, 2009, we incurred $509,181 and $409,148, respectively, for research and development primarily related to the development of new types of crystalline PV cells as well as improvement on the conversion efficiency of PV cell and module products.

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

Our operations are subject to regulation and periodic monitoring by local environmental protection authorities in Shanghai.  In conjunction with our efforts with the construction of our new solar cell production facility, we are planning to further improve management of the environmental issues relating to our operations, including consultations with local environmental protection authorities and compliance with regulations.  Management believes that we have all environmental permits necessary to conduct our business and have obtained all necessary environmental permits for our facility in Shanghai.  Management also believes that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises.  We are not aware of any pending or threatened environmental investigation, proceeding, or action by foreign, federal, state, or local agencies or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations, and financial condition.

Employees

As of January 31, 2011, we had approximately 150 employees, all of which are full-time employees.

ITEM 2.  PROPERTIES.

Offices and Facilities

The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date

No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China 201100	Company headquarters; manufacturing facility	6,200	May 31, 2011

Tannenweg 8-10, 53757 Sankt Augustin, Germany	European sales and marketing office	274		(1)

569 Zhuan Sheng Road, Shanghai, People’s Republic of China 201100	Perfectenergy Solar-Tech production facility	1,943		(1)

(1)	This lease is currently expired, but we are negotiating a renewal with the landlord. During negotiations, we have an oral agreement with the landlord to continue the terms of the expired leases.

We lease the space for our headquarters and factory premises under a property lease agreement that expires on May 31, 2011, with an option to renew the lease.  We lease the space for our sales and marketing office in Germany under a property lease agreement that expired in November 2010.   The additional production facility used by Perfectenergy Solar-Tech is leased under a property lease agreement that also expired in March 2010.  The terms of both expired leases are still in effect under an oral agreement with the landlords during negotiations to renew the expired leases.  At October 31, 2010, minimum future commitments under the lease agreements were as follows:

Year Ended October 31,	Amount
2011		$132,397
Thereafter	$	―

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

Common Stock

Quarter Ended	High Bid	Low Bid

October 31, 2010	$0.10	$0.05
July 31, 2010	$0.195	$0.06
April 30, 2010	$0.26	$0.16
January 31, 2010	$0.53	$0.16

October 31, 2009	$0.42	$0.19
July 31, 2009	$0.42	$0.20
April 30, 2009	$0.45	$0.19
January 31, 2009	$0.80	$0.11

As of January 27, 2011, the closing sales price for shares of our common stock was $0.09 per share on the OTC Bulletin Board.

Holders

As of January 28, 2011, we have 23 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and their telephone number is (480) 481-3940.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of October 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	1,369,387	(1)	$2.54	130,613	(2)
Equity compensation plans not approved by security holders	―		―	―
Total	1,369,387		$$2.54	130,613

(1)	Includes outstanding options granted pursuant to the Company’s 2007 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Incentive Plan.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Perfectenergy International Limited for the fiscal years ended October 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Statement Regarding Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods to determine if any reserves are necessary for potential obsolescence.  The Company provides for slow moving inventory based on an analysis of the aging and utility of the inventory.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other Securities and Exchange Commission (“SEC”) guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the fiscal years ended October 31, 2010 and 2009.

	Fiscal Year Ended October 31, 2010	% of Revenues	Fiscal Year Ended October 31, 2009	% of Revenues
REVENUES	$74,601,090	100%	$31,454,956	100.0%

COST OF REVENUES	67,234,057	90.1%	30,346,831	96.5%

GROSS PROFIT	7,367,033	9.9%	1,108,125	3.5%

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	9,635,261	12.9%	7,683,195	24.4%

LOSS FROM OPERATIONS	(2,268,228)	(3.0)%	(6,575,070)	(20.9)%

OTHER EXPENSES (INCOME), NET	(79,480)	(0.1)%	(553,537)	(1.8)%

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,188,748)	(2.9)%	(6,021,533)	(19.1)%

PROVISION (BENEFIT) FOR INCOME TAXES	539,350	0.7%	(337,198)	(1.1)%

NET LOSS	(2,728,098)	(3.6)%	(5,684,335)	(18.1)%

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment	164,540	0.2%	225,774	0.7%

COMPREHENSIVE LOSS	(2,563,558)	(3.4)%	(5,458,561)	(17.4)%

REVENUES.  During the fiscal year ended October 31, 2010, we had revenues of $74.6 million as compared to revenues of $31.5 million during the fiscal year ended October 31, 2009, an increase of approximately137%.  The increase in revenues is attributable to increased shipment of PV modules to the European market, which are backed by strong orders from both existing and new customers due to a lower sales price in Europe and continued support of clean energy from European governments.

COST OF REVENUES.  Cost of revenues for the fiscal year ended October 31, 2010 was $67.2 million as compared to $30.3 million for the fiscal year ended October 31, 2009, an increase of approximately 122%.   The increase is due to incremental sales of our solar modules as well as a reduction by more than 50% in the cost of silicon wafers/cells compared to the same period last year due to an increased supply of silicon wafers in the market.

GROSS PROFIT.  Our gross profit for the fiscal year ended October 31, 2010 was $7.4 million as compared to a gross profit of $1.1 million for the fiscal year ended October 31, 2009, representing gross margins of approximately 9.9% and 3.5%, respectively.  The increase in gross profit was primarily due to a decrease in our raw material costs, which was offset by reduced average module sales prices. The cost of silicon wafers/cells fell by 55% while the sales price of modules was reduced by 50% compared to the same period last year. In addition, the increase in gross margin is also attributed to continuous focuses on cost control measures on manufacturing process.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.  Selling, general, and administrative expenses totaled $9.6 million for the fiscal year ended October 31, 2010 as compared to $7.7 million for the fiscal year ended October 31, 2009, an increase of approximately 25%.  The increase is attributable to increased export sales-related expenses, including shipping and transportation costs and freight, and expenses related to increased travel by our sales team in Europe.

OTHER EXPENSES (INCOME). Other income for the fiscal year ended October 31, 2010 consisted of non-operating income, interest income, and change in fair value of derivative instruments.  We had other income of $79,480 for the fiscal year ended October 31, 2010 as compared to $0.6 million for the fiscal year ended October 31, 2009.  The source of other income for both periods was the positive impact from changes in the value of our issued and outstanding warrants.

NET INCOME (LOSS).  We had net loss of $2.7 million for the fiscal year ended October 31, 2010 as compared to net loss of $5.7 million for the fiscal year ended October 31, 2009.  The decrease in net loss is primarily attributable to significantly improved gross margins from sales revenue and offset by incremental sales-related costs.

LIQUIDITY

Cash Flows

Net cash used in operating activities was $1.1 million for the fiscal year ended October 31, 2010, while net cash provided by operating activities was $1.8 million for the fiscal year ended October 31, 2009.  The decrease in net cash flow from operating activities was mainly due to decrease in customer deposits and accounts payable balances. With strong demands of silicon wafers in the market, we increased the portion of cash settlement for silicon wafer/cells purchases during the fourth quarter of our last fiscal year.

Net cash used in investing activities was $0.5 million for the fiscal year ended October 31, 2010, while net cash used in investing activities was $0.4 million for the fiscal year ended October 31, 2009.  Similar to the prior fiscal year, we continued to control spending on equipment-related costs.

There were no financing activities during our fiscal years ended October 31, 2010 and 2009.

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

The following table summarizes our contractual obligations as of October 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
In Thousands
Contractual Obligations:
Bank Indebtedness	$—	$—	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases (1)	$132	$132	$—	$—	$—
Purchase of Land Use Rights	$—	$—	$—	$—	$—
Total Contractual Obligations:	$132	$132	$—	$—	$—

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended October 31, 2010 and 2009 begin on the following page, starting with page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Perfectenergy International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheets of Perfectenergy International Ltd. and subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2010.  Perfectenergy International Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfectenergy International Ltd. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP

Brea, California
January 31, 2011

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND 2009

ASSETS

	2010	2009

CURRENT ASSETS:
Cash	$2,392,053	$3,582,854
Accounts receivable	3,992,826	3,744,299
Other receivables	457,943	2,287,510
Inventories, net	8,161,566	10,059,078
Prepayments	1,246,154	524,356
Total current assets	16,250,542	20,198,097

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	6,032,389	6,819,144

OTHER ASSETS:
Other receivables - long term, net of allowance for doubtful accounts
of $ 3,803,387 and $1,861,097 as of October 31, 2010 and 2009	-	1,861,097
Deferred tax assets	10,184	376,105
Advances on equipment purchases	-	470,108
Total other assets	10,184	2,707,310

Total assets	$22,293,115	$29,724,551

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,661,988	$11,682,262
Accrued liabilities	1,012,588	1,082,397
Customer deposits	354,923	2,402,554
Other payables	73,641	118,491
Taxes payables	3,195,366	3,121,838

Total current liabilities	12,298,506	18,407,542

FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	29,563

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares
issued and outstanding as of October 31, 2010 and 2009	29,627	29,627
Additional paid-in capital	9,408,487	8,137,766
Statutory reserves	110,068	110,068
Retained earnings (deficit)	(1,091,021)	1,637,077
Accumulated other comprehensive income	1,537,448	1,372,908
Total shareholders' equity	9,994,609	11,287,446

Total liabilities and shareholders' equity	$22,293,115	$29,724,551

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
REVENUES	$74,601,090	$31,454,956

COST OF REVENUES	67,234,057	30,346,831

GROSS PROFIT	7,367,033	1,108,125

OPERATING EXPENSES:
Selling, general and administrative	9,126,080	7,274,047
Research and development	509,181	409,148
Total operating expenses	9,635,261	7,683,195

LOSS FROM OPERATIONS	(2,268,228)	(6,575,070)

OTHER INCOME (EXPENSE):
Interest income (expense) and other bank charges	(6,541)	5,826
Non-operating income (expense)	56,457	(152,414)
Change in fair value of derivative instruments	29,564	700,125
Total other income (expense)	79,480	553,537

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,188,748)	(6,021,533)

PROVISION (BENEFIT) FOR INCOME TAXES	539,350	(337,198)

NET LOSS	(2,728,098)	(5,684,335)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	164,540	225,774

COMPREHENSIVE LOSS	$(2,563,558)	$(5,458,561)

LOSS PER SHARE:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916
Diluted	29,626,916	29,626,916

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained earnings (deficit)		other
	Common stock		paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Total
BALANCE, October 31, 2008	29,626,916	$29,627	$6,509,898	$110,068	$7,321,412	$1,147,134	$15,118,139

Options issued to employees			1,627,868				1,627,868
Net loss					(5,684,335)		(5,684,335)
Foreign currency translation adjustments						225,774	225,774

BALANCE, October 31, 2009	29,626,916	$29,627	$8,137,766	$110,068	$1,637,077	$1,372,908	$11,287,446

Options issued to employees			1,270,721				1,270,721
Net loss					(2,728,098)		(2,728,098)
Foreign currency translation adjustments						164,540	164,540

BALANCE, October 31, 2010	29,626,916	$29,627	$9,408,487	$110,068	$(1,091,021)	$1,537,448	$9,994,609

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,728,098)	$(5,684,335)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Depreciation	1,838,838	1,330,194
Bad debt expenses	2,120,398	1,859,448
Write off on inventory	-	467,931
Recovery on obsolete inventory	(87,884)	-
Loss from discontinuance of construction project	28,280	3,872
Stock-based compensation expense	1,270,721	1,627,868
Change in fair value of derivative instruments	(29,564)	(700,125)
Changes in assets and liabilities:
Accounts receivable	(548,288)	308,974
Other receivables	1,846,282	(4,096,860)
Inventories	1,525,470	(4,174,593)
Prepayments	(710,496)	3,886,279
Prepaid income taxes	-	110,473
Refundable taxes credit on export sales	-	242,269
Deferred tax assets	341,774	(337,197)
Accounts payable	(4,214,023)	5,632,308
Accrued liabilities	(57,808)	(32,025)
Customer deposits	(1,860,780)	(1,437,719)
Other payables	(62,982)	(91,588)
Taxes payable	246,253	2,843,098
Net cash provided by (used in) operating activities	(1,081,907)	1,758,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(762,719)	(348,012)
Advances on equipment purchases	-	(95,640)
Refund of deposit from land use rights	279,850	-
Net cash used in investing activities	(482,869)	(443,652)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	373,975	246,182

INCREASE (DECREASE) IN CASH	(1,190,801)	1,560,802

CASH, beginning of year	3,582,854	2,022,052

CASH, end of year	$2,392,053	$3,582,854

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activity:
Value-added tax refund received on domestic equipment purchase
transferred from construction in progress to offset tax payable	$-	$133,316

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

In October 2007, the Company entered into an Investment Agreement with Shanghai Zizhu Science Park Development Co., Ltd. (“Science Park”), under which the Company planned to construct a new solar cell production facility on certain land in the Shanghai Zizhu Science-Based Industrial District of Shanghai, China, which would have expanded lamination and cell production capacity.  As required by the Investment Agreement, on February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China (“PRC” or “China”) as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”).  Perfectenergy BVI was required to contribute $20,000,000 to the registered capital of Perfectenergy Solar-Tech, of which $4,000,000 has been contributed with the remaining $16,000,000 which should have been contributed by February 28, 2010.  Due to supplementary land use restrictions, the Company obtained approval from local authority for a reduction in Perfectenergy Solar-Tech’s required registered capital from $20 million to $4 million. All registration documents of Perfectenergy Solar-Tech were completed in early September 2010.

(b) Basis of Presentation and Principles of Consolidation

The consolidated financial statements reflect the activities of the Company and its wholly owned subsidiaries, Perfectenergy BVI, Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech.

All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net loss. The accompanying consolidated financial statements are in U.S. dollars and include PFGY and each of its wholly owned subsidiaries.

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
October 31, 2010

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

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

	Carrying Value as of October 31, 2010	Fair Value at October 31, 2010
		Level 1	Level 2	Level 3
Warrant liability (See Note 11)	$―	$―	$―	$―

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at October 31, 2010 were translated at 6.67 RMB to $1.00 as compared to 6.82 RMB to $1.00 at October 31, 2009.  The assets and liabilities of the Company’s German subsidiary at October 31, 2010 were translated at €0.72 to $1.00 as compared to €0.68 to $1.00 at October 31, 2009.  Equity accounts were stated at their historical rate.  The average translation rates applied to statement of operations accounts of the Company’s Chinese subsidiaries for the years ended October 31, 2010 and 2009 were 6.79 RMB and 6.82 RMB, respectively. The average translation rates applied to statement of operations accounts of the Company’s German subsidiary for the years ended October 31, 2010 and 2009 were €0.74 and €0.73 to $1.00, respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

(h) Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.  Due to the passage of time, advanced payment to be refunded by the Company’s suppliers has been reclassified as a non-current asset.  Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  The Company took an additional charge of approximately $1,868,000 during the year ended October 31, 2010 and fully reserved the advanced inventory payment.  The Company continues to seek reimbursement from the supplier, but made a full provision against the prepaid amount based on current situations.  If the Company receives reimbursement in the future, it will recognize income of approximately $3,803,000.  At October 31, 2010 and 2009, allowance for doubtful accounts amounted to $ 3,803,337 and $1,861,097, respectively.

(i) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods to determine if any reserves are necessary for potential obsolescence.  The Company provides for slow moving inventory based on an analysis of the aging and utility of the inventory.  As of October 31, 2010 and 2009, the Company had $561,796 and $637,335, respectively, in inventory reserve.  The Company believes that the reserve is adequate to provide for expected losses.

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
October 31, 2010

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term (expires on May 31, 2011)
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of October 31, 2010, the Company expects these assets to be fully recoverable.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

(o) Provision for Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) accounting standard for income taxes. Under the asset and liability method as required by this accounting standard, the Company must recognize deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

(q) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses.  Shipping and handling costs amounted to $2,166,191 and $435,230 for the years ended October 31, 2010 and 2009, respectively.

(r) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the years ended October 31, 2010 and 2009.

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

(t) Loss per Share

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

The following is a reconciliation of the basic and diluted earnings per share computation:
	Year Ended October 31,
	2010	2009

Net loss for basic earnings per share	$(2,728,098)	$(5,684,335)

Weighted average shares used in basic computation	29,626,916	29,626,916
Diluted effect of options and warrants	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

For the years ended October 31, 2010 and 2009, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Note 2 – Recently Issued Accounting Standards

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other Securities and Exchange Commission (“SEC”) guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:
	October 31, 2010	October 31, 2009
Accounts receivable	$3,992,826	$3,744,299
Less: allowance for doubtful accounts	―	―
Total	$3,992,826	$3,744,299

At October 31, 2010 and 2009, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be uncollectible.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Note 4 – Other Receivables

Other receivables consisted of the following:

	October 31, 2010	October 31, 2009
Other receivables - Current	$457,943	$2,287,510
Other receivables - Noncurrent	3,803,387	3,722,194
Less: allowance for doubtful accounts	(3,803,387)	(1,861,097)
Total	$457,943	$4,148,607

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials.  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.7 million. However, as of October 31, 2010, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus BVI, its original supplier for the MEMC granular polysilicon, Regus BVI was obligated to repay the prepayments in five installments.  Regus BVI’s repayment was not in accordance with the terms established in the repayment agreement.  Based on the current status, management estimated that a 100% provision (approximately $3.8 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

Note 5 – Inventories

Inventories consisted of the following:
	October 31, 2010	October 31, 2009
Raw materials	$703,452	$2,992,806
Finished goods	7,726,441	6,104,204
Work in progress	277,760	1,576,788
Supplies	15,709	22,615
Less inventory reserve	(561,796)	(637,335)
Total	$8,161,566	$10,059,078

	October 31, 2010	October 31, 2009
Beginning balance	$637,335	$168,759
Additions charged to costs of goods sold	84,389	467,931
Recovery on obsolete inventory	(172,274)	-
Foreign currency translation adjustments	12,346	645
Ending balance	$561,796	$637,335

Note 6 – Prepayments

Prepayments are mostly monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $1,197,636 and $491,913 as of October 31, 2010 and October 31, 2009, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	October 31, 2010	October 31, 2009
Leasehold Improvements	$1,959,528	$1,658,986
Transportation equipment	321,774	276,131
Machinery	7,321,695	6,543,213
Office equipment	219,731	233,870
Construction in progress	―	37,232
Total	9,822,728	8,749,432
Less: accumulated depreciation	(3,790,339)	(1,930,288)
Total	$6,032,389	$6,819,144

Construction in progress represents the costs incurred in connection with the construction of machinery and equipments.

Depreciation expense for the years ended October 31, 2010 and 2009 amounted to $1,838,838 and $1,330,194, respectively.

Note 8 – Advances on Equipment Purchases

Advances on equipment purchases represent partial payments for deposits on equipment purchases and amounted to $0 and $470,108 as of October 31, 2010 and October 31, 2009, respectively.

Note 9 – Late Registration Penalties

In connection with the issuance of common stock and warrants (“Investor Warrants,” and together with the common stock, the “Securities”) on August 8, 2007, pursuant to Section 1(b) of the Registration Rights Agreement between the holder of the Securities (“Investors”) and the Company, the Company was required to have a registration statement relating to the resale of the Securities declared effective by the SEC by January 5, 2008.  A late registration entitled the Investors to a payment by the Company of an amount equal to 2% of the purchase price paid for the Securities due for January 7, 2008 and each 30 days thereafter, not to exceed in the aggregate 15% of the purchase price of the Securities.  The registration statement was declared effective on March 5, 2008.  The Company owed the Investors a total of $1,079,467 as a late registration payment, which was accrued and charged to general and administrative expenses during the year ended October 31, 2008.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of October 31, 2010, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

Note 10 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. For the years ended October 31, 2010 and 2009, the Company made pension contributions in the amount of $227,504 and $165,365, respectively.

Note 11 – Derivative Instruments

In order for the Investor Warrants to be accounted for as equity, such warrants must comply with FASB’s accounting standard related to derivative instruments and hedging activities.  The Investor Warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control deemed not to be within the Company’s control resulting in a classification of the Investor Warrants as derivative instrument liabilities rather than as equity instruments.  The Company allocated the proceeds received between the common stock and Investor Warrants first to the Investor Warrants based on the fair value on the date the proceeds were received with the balance to common stock.  Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  For the years ended October 31, 2010 and 2009, a gain of $29,564 and $700,125, respectively, was recognized in the accompanying statement of operations based on the decrease in fair value since the last reporting date.  At October 31, 2010 and October 31, 2009, the fair value of the derivative instrument totaled $0 and 29,563, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

All warrants expired on August 8, 2010.  The value of the Investor Warrants at October 31, 2009 was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 170%; risk free interest rate 0.05% for the Investor warrants and 0.27% for the Placement and Advisory warrants; dividend yield of 0%; and expected term of 0.27 years of the Investor Warrants and 0.77 years of the Placement and Advisory Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy, and the expected term is equal to the contractual life of the warrants.

As of October 31, 2010, the Company had warrants as follows:

	Warrants Outstanding	Warrants Exercisable		Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, October 31, 2008	3,975,714	3,975,714		$3.68	1.36
Granted	―	―		―	―
Forfeited	―	―		―	―
Exercised	―	―		―	―
Balance, October 31, 2009	3,975,714	3,975,714		$3.68	0.36
Granted	―	―		―	―
Forfeited	(3,975,714)	(3,975,714)		―	―
Exercised	―	―		―	―
Balance, October 31, 2010	―	―	$	―	―

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

4/7/2010
Expected volatility	170.0%
Risk-free interest rate	2.98%
Expected dividend	―
Expected life	6.50

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

Stock-based award activity was as follows:

	Options Outstanding	Weighted Average Exercise Price		Aggregate Intrinsic Value
Balance, October 31, 2008	1,208,685	$2.93	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, October 31, 2009	1,208,685	$2.93	$	―
Granted	200,000	0.20		―
Forfeited	39,298	2.80		―
Exercised	―	―		―
Balance, October 31, 2010	1,369,387	$2.54	$	―

As of October 31, 2010, approximately $59,146 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1.5 years.  As of October 31, 2010, 1,127,720 of the outstanding options are exercisable. Compensation expenses for the years ended October 31, 2010 and 2009 were $1,270,721 and $1,627,868, respectively.

Stock-based award as of October 31, 2010 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,044,387	$2.80	6.78	1,044,387	$2.80	6.78
125,000	$4.08	2.25	83,333	$4.08	2.25
200,000	$0.20	9.28	―	―	9.28

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.  For the years ended October 31, 2010 and 2009, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the years ended October 31, 2010 and 2009.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES’”) and Foreign Invested Enterprises (“FIEs”).  The key changes are as follows:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES’ and FIEs, except for high tech companies that pay a reduced rate of 15%; and

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

On January 1, 2008, Perfectenergy Shanghai received the high technology certification from the tax authority.  The certification allows the Company to receive the 15% preferential income tax rate for a period of three years from January 1, 2008 to December 31, 2010.  Because of the lower tax rate, the Company continued to follow the status of a foreign enterprise in 2009 and 2008.  In 2010, the Company exercised and applied the 15% preferential income tax rate.

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate for the years ended October 31, 2010 and 2009:

	Years Ended October 31,
	2010		2009
U.S. statutory rates	34.0%		34.0%
Foreign income not recognized in U.S.	(34.0)		(34.0)
China income taxes	25.0		25.0
China income tax exemption	(10.0)		(12.5)
Germany income taxes	31.5		31.5
Germany income tax exemption	(0.0)		(0.0)
Other Item (a)	(71.1)		(44.0)
Effective income tax rates	(24.6	) %	0.0%

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

(a)
These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities or other non-deductible expenses that are not deductible in the PRC.  In addition, Perfectenergy Shanghai took a charge of approximately $1,868,000 to fully reserve the advanced inventory payment and recorded intercompany commission expenses of approximately $798,000.  These charges, attributed to 18% of the rate change, are non-deductible expenses for tax purposes under the PRC tax law.

Since Perfectenergy Shanghai had an operating loss for the year ended October 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $0 and $95,105 as of October 31, 2010 and 2009, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

The estimated tax savings due to the reduced tax rate for the years ended October 31, 2010 and 2009 amounted to $195,381 and $126,519, respectively. There was no material effect to loss per share if the statutory income tax had been applied.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $10,184 and $281,000 as of October 31, 2010 and 2009, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that Perfectenergy GmbH is expected to generate profits based on sales orders received for future periods.  German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the year 2010 and 2009.  The estimated accumulated net operating loss carryforwards for the U.S. income taxes amounted to $397,000 and $397,000 as of October 31,2010 and 2009, respectively, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, between 2027 and 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The valuation allowance at October 31, 2010 was $135,000.  Management will review this valuation allowance periodically and make adjustments as warranted.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

The Company did not have cumulative undistributed earnings of foreign subsidiaries as of October 31, 2010.  Should the Company have any undistributed earnings, such earnings will be included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  No provision will be made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concludes that such earnings will be remitted in the future.

Taxes Payables

Taxes payables consisted of the following:

	October 31, 2010	October 31, 2009
Value added taxes payable	$2,978,218	$3,079,786
Employee individual income tax withheld	16,061	42,052
Income tax payable	201,087	-
Total	$3,195,366	$3,121,838

Note 15 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $1,170,245 and $1,347,547 at October 31, 2010 and 2009, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the years ended October 31, 2010 and 2009, five customers accounted for approximately 64% and 74%, respectively, of the Company’s sales. These customers accounted for approximately 47% and 59% of the Company’s accounts receivable as of October 31, 2010 and 2009, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Major Vendors

For the years ended October 31, 2010 and 2009, the Company purchased approximately 46% and 61%, respectively, of their raw materials from three major suppliers. These suppliers represented 64% and 45% of the Company’s total accounts payable as of October 31, 2010 and 2009, respectively.

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

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  Perfectenergy GmbH remains a sales branch and does not maintain its own supply channel.  The following table summarizes the financial information for the Company’s revenues based on geographic area:

Geographic Area	Year Ended October 31,
	2010	2009
China	$4,341,814	$2,666,300
Germany	70,259,276	28,788,656
Total revenues	$74,601,090	$31,454,956

Note 16 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199).   The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,900 (approximately RMB 40,000), the lease is extended up to the end of 2010 based on oral agreement with the landlord.  At October 31, 2010, total future minimum lease payments under an operating lease were as follows:

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

Year Ending October 31,	Amount
2011	$132,397
Thereafter	―

Total rent expense for the years ended October 31, 2010 and 2009 amounted to $304,569 and $316,636, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable disagreements with our independent auditors independent auditors, Frazer Frost, LLP (successor entity of Moore Stephens Wurth Frazer and Torbet, LLP).

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financing officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of October 31, 2010, our Chief Executive Officer and Chief Financial Officer believe that:

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2010 due to the material weaknesses described below under “Management’s annual report on internal control over financial reporting, ” we believe that the consolidated financial statements included in this annual report on Form 10-K correctly present our financial condition, results of operations, and cash flows for the fiscal years covered by such statements in all material respects.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of October 31, 2010, as management identified the following material weaknesses in our financial statement reporting process:

(i)
Lack of sufficient communications between our headquarters in Shanghai and our German subsidiary for timely resolutions on daily accounting issues and deficiencies in controls of financial reporting process; and

(ii)	Lack of sufficient U.S. GAAP knowledge including experience and skills for the accurate accounting of different business issues.

Our management believes that the material weaknesses identified above were the direct result of a continued significant increase in operating activities during the 2010 fiscal year.  We have taken the following measures to remediate these material weaknesses:

(i)	Developed a rigorous process of communications between all persons involved in the financial reporting process and improved the quality of reviewing of financial statements;

(ii)
Hired and outsourced additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and

(iii)	Provided additional training and cross-training to our existing personnel, including in the areas of new and emerging accounting standards.

We plan on continuing to identify and implement remedial measures.

(b)           Changes in internal control over financial reporting

During our last fourth fiscal quarter, we implemented the measures described in (i) through (iii) above in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act , which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Current Management

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Wennan Li, 44, has been our Chairman, Chief Executive Officer and President since August 8, 2007.  His current term as CEO and President ends on September 1, 2012.  Mr. Li is up for re-election to the Board at our 2011 annual stockholder meeting. Mr. Li has extensive experience with technological development, production management, and international marketing in the PV industry.  Mr. Li is the founder, director, and general manager of our subsidiary, Perfectenergy Shanghai, since August 2005.  From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, a leading PV company in China.  He has also served as a PV industry expert advising the Shanghai government in matters relating to the PV industry.  Mr. Li received a master’s degree in 1991 from the Management School of Shanghai Jiaotong University and a bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Xiaolin Zhuang, 39, has been our Chief Financial Officer and Secretary since February 1, 2008.  His term of office with the Company ends on January 31, 2011.  Concurrent to these positions, Mr. Zhuang serves as the Chief Financial Officer of our subsidiary, Perfectenergy Shanghai, since February 2008.  Prior to joining the Company, Mr. Zhuang served as the China Financial Controller of Synthesis Energy Systems, Inc. from April 2007 to January 2008.  From November 2003 to May 2007, Mr. Zhuang served as the Finance Manager and Group Internal Auditor Head for Jebsen & Co. (China) Ltd. & Jebsen & Co. Ltd.  Since September 1995, Mr. Zhuang has served as a member of the China Institute of Certified Public Accountants (CICPA).  Mr. Zhuang earned a bachelor’s degree in Economics in 1994 from the Shanghai University of Finance and Economics.

Diping Zhou, 43, has been our Vice President of Operations since September 1, 2008.  Her current term ends on September 1, 2012.  Ms. Zhou has extensive accounting experience, and prior to her current position, she served as our Chief Accounting Officer, Treasurer, and Secretary since August 8, 2007.  Concurrent to her position with the Company, she also serves as Vice President and an accountant for Perfectenergy Shanghai.  From 2002 through 2005, Ms. Zhou was the manager of budget and financial department in Topsolar Shanghai Limited, a leading Chinese solar energy products manufacturer.  Ms. Zhou received a bachelor’s degree in Accounting from Shanghai Lixin University of Commerce in 1988.  Ms. Zhou has extensive accounting experience.

Min Fan, 45, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2011 annual stockholder meeting.  Mr. Fan is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP), a Chinese-based travel services business.  He has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006.  He also served as CTRP’s Chief Operating Officer from November 2004 to January 2006, and as CTRP’s Executive Vice President from 2000 to November 2004.  Mr. Fan is also a founding stockholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator, and franchisor.  Mr. Fan obtained a master’s and bachelor’s degree from Shanghai Jiao Tong University, and studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, 53, has been a director since August 25, 2007, and she is up for re-election to the Board at our 2011 annual stockholder meeting.  Ms. Yang is one China’s leading solar energy researchers with extensive experience in solar products development and has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology since 1987.  Ms. Yang received her bachelor’s degree in 1982 and a master’s degree in 1987 in the study of Materials, both from East China University of Science & Technology.

Adam Roseman, 32, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2011 annual stockholder meeting.  Mr. Roseman has extensive experience in finance and management.  He is the founder and Chief Executive Officer of ARC Investment Partners, LLC and ARC China, Inc.  Previously, Mr. Roseman was an investment banker in various sectors at Lehman Brothers, Piper Jaffray, and Goldman Sachs.  During the past five years, Mr. Roseman has also sat on the Boards of Directors of Big Brothers Big Sisters Los Angeles and Big Brothers Big Sisters Orange County.

Yajun Wu, 51, has been a director since November 20, 2007, and he is up for re-election to the Board at our 2011 annual stockholder meeting.  Mr. Wu serves as the Executive Vice President and Deputy Chief Financial Officer of Alcatel Shanghai Bell Co., Ltd. in Shanghai, a position that he has held since February 2003.  From July 2002 to February 2003, he was Alcatel’s Director of Credit Management.  From March 1999 to July 2002, Mr. Wu served as Vice President and Deputy Chief Financial Officer of Shanghai Bell Alcatel Mobile Communication System Co., Ltd.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers, or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the fiscal year ended October 31, 2010 were untimely filed by any executive officer, director, or greater than 10% stockholder.

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

Audit Committee; Audit Committee Financial Expert

We formed an Audit Committee of our board of directors and approved the charter for such committee on July 29, 2008.  The members of our Audit Committee are Yajun Wu, Adam Roseman, and Yunxia Yang.  Mr. Wu is the Audit Committee’s Chairman, and he is an independent member of the board, as defined by the SEC and the Nasdaq Listing Rules.  The board of directors has determined that Mr. Wu is also an “audit committee financial expert” as defined by SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended October 31, 2010, 2009, and 2008 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.  The compensation amounts reflected in the table below are expressed in U.S. Dollars based on the interbank exchange rate of RMB6.6 for each 1.00 U.S. Dollar, on October 31, 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus		Stock Awards		Option Awards (1)		Non-Equity Incentive Compensa- tion		Non-qualified Deferred Compensa- tion Earnings		All Other Compen- sation			Total

Wennan Li,	2010	$115,636		$34,848	$	―	$437,238	(2,3)	$	―	$	―	$	―		$587,722
CEO	2009	$105,400		$8,800	$	―	$565,576	(3)	$	―	$	―	$	―		$679,776
	2008	$106,618	$	―	$	―	$567,125	(3)	$	―	$	―	$	―		$673,743

Xiaolin	2010	$96,364		$21,969	$		$110,367	(4,5)	$	―	$	―	$	―		$228,700
Zhuang,	2009	$87,478		$7,320	$	―	$109,274	(5)	$	―	$	―	$	―		$204,072
CFO	2008	$66,176	$	―	$	―	$81,731	(5)	$	―	$	―		$4,320	(6)	$152,227

Diping Zhou,	2010	$96,364		$21,969	$	―	$211,158	(7,8)	$	―	$	―	$	―		$329,491
VP of	2009	$82,090		$7,060	$	―	$274,861	(8)	$	―	$	―	$	―		$364,011
Operations	2008	$74,265	$	―	$	―	$273,609	(8)	$	―	$	―	$	―		$347,874

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	On April 7, 2010, Mr. Li was granted options to purchase an aggregate 50,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year. These options expire on April 7, 2020. The shares were valued at the market price on the date of grant. The estimated fair value of stock options granted was $0.19 per share. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 170%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(3)
On August 8, 2007, Mr. Li was granted options to purchase an aggregate 407,274 shares of our common stock at $2.80 per share, vesting at 33.33% per year.  These options expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
On April 7, 2010, Mr. Zhuang was granted options to purchase an aggregate 30,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year.  These options expire on April 7, 2020.  The shares were valued at the market price on the date of grant.  The estimated fair value of stock options granted was $0.19 per share.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 170%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)
On February 1, 2008, Mr. Zhuang was granted options to purchase an aggregate 125,000 shares of our common stock at $4.08 per share, vesting at 33.33% per year.  These options expire on February 1, 2013.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.36%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 5 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)	This amount includes statutory benefits under PRC laws, including pension, housing, medical, and unemployment insurance benefits.

(7)
On April 7, 2010, Ms. Zhou was granted options to purchase an aggregate 30,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year.  These options expire on April 7, 2020.  The shares were valued at the market price on the date of grant.  The estimated fair value of stock options granted was $0.19 per share.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 1.70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(8)
On August 8, 2007, Ms. Zhou was granted options to purchase an aggregate 196,488 shares of our common stock at $2.80 per share, vesting at 33.33% per year.  These options expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Grants of Plan-Based Awards

There were no plan-based awards granted during the year ended October 31, 2010 to any named executive officer.

Employment Agreements

The Company entered into an Amended and Restated Employment Agreement with Xiaolin Zhuang on December 29, 2008 for his services as Chief Executive Officer, which agreement restated the Employment Agreement between Mr. Zhuang and Perfectenergy Shanghai dated February 1, 2008 and the compensation terms of which were amended on April 7, 2010.  Mr. Zhuang’s base salary, beginning November 1, 2009, is RMB53,000 (approximately US$7,764) per month, and his bonus compensation arrangement for the fiscal year ended October 31, 2010 was a portion of an aggregate 10% of any net profits realized by the Company during the same fiscal year, with a minimum guaranteed aggregate bonus payment of US$75,000.  The aggregate bonus was to be paid to Mr. Zhuang, Wennan Li, and Diping Zhou, and Mr. Zhuang’s portion of the aggregate bonus payment was $14,393.  Pursuant to the employment agreement, Mr. Zhuang was issued options to purchase 125,000 shares of the Company’s common stock at $4.08 per share under the Company’s 2007 Stock Incentive Plan.  The options were granted on February 1, 2008 and expire on February 1, 2013, and they vest according to the following schedule: one-third on each of the first, second, and third anniversary of the grant date.  In the event of termination, all vested options must be exercised within six months of the termination date.  If the Company terminates Mr. Zhuang’s employment due to (i) Mr. Zhuang’s inability to perform his duties after medical treatment for a non-work related illness, (ii) Mr. Zhuang’s inability or incompetence to perform his duties, (iii) a major change in circumstances that were relied on as a basis to entering into the employment agreement, including a merger, division, or acquisition of the Company, or (iv) the Company’s statutory reorganization or major financial difficulties, Mr. Zhuang is entitled to one months’ salary for each year of service.   The employment agreement terminates on February 1, 2011, and it may be renewed upon mutual agreement by the parties.

The Company entered into an Employment Agreement with Wennan Li, which became effective on September 2, 2008, for his services as the Company’s Chief Executive Officer, the compensation terms of which were amended on April 7, 2010.  Mr. Li’s base salary, beginning November 1, 2009, is RMB63,600 (approximately US$9,317) per month, and his bonus compensation arrangement for the fiscal year ended October 31, 2010 was a portion of an aggregate 10% of any net profits realized by the Company during the same fiscal year, with a minimum guaranteed aggregate bonus payment of US$75,000.  The aggregate bonus was to be paid to Mr. Li, Xiaolin Zhuang, and Diping Zhou, and Mr. Li’s portion of the aggregate bonus payment was $25,757. The employment agreement expires on September 1, 2012.

The Company entered into an Employment Agreement with Diping Zhou, which became effective on September 2, 2008, for her services as the Company’s Vice President of Operations, the compensation terms of which were amended on April 7, 2010.  Ms. Zhou’s base salary, beginning November 1, 2009, is RMB53,00 (approximately US$7,764) per month, and her bonus compensation arrangement for the fiscal year ended October 31, 2010 was a portion of an aggregate 10% of any net profits realized by the Company during the same fiscal year, with a minimum guaranteed aggregate bonus payment of US$75,000.  The aggregate bonus was to be paid to Ms. Zhou, Wennan Li, and Xiaolin Zhuang, and Ms. Zhou’s portion of the aggregate bonus payment was $14,393.  The employment agreement expires on September 1, 2012.

Outstanding Equity Awards as of October 31, 2010

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Wennan Li	407,274	(1)	0	(1)	―	$2.80	8/8/17	―	―	―	―

Wennan Li	0	(3)	50,000	(3)	―	$0.20	4/7/20	―	―	―	―

Xiaolin Zhuang	83,333	(2)	41,667	(2)	―	$4.08	2/1/13	―	―	―	―

Xiaolin Zhuang	0	(3)	30,000	(3)	―	$0.20	4/7/20	―	―	―	―

Diping Zhou	196,488	(1)	0	(1)	―	$2.80	8/8/17	―	―	―	―

Diping Zhou	0	(3)	30,000	(3)	―	$0.20	4/7/20	―	―	―	―

(1)	33.33% of these options vested on August 8, 2008, August 8, 2009, and August 8, 2010.
(2)	33.33% of these options vest(ed) on February 1, 2009, February 1, 2010, and February 1, 2011.
(3)	33.33% of these options vest on April 7, 2011, April 7, 2012, and April 7, 2013.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended October 31, 2010:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (1)			Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Wennan Li (2)	$	―	$	―	$	―		$	―	$	―	$	―	$	―

Min Fan		$15,150	$	―		$55,481	(3)	$	―	$	―	$	―		$70,631

Yunxia Yang		$15,150	$	―		$55,481	(4)	$	―	$	―	$	―		$70,631

Adam Roseman		$60,000	$	―		$264,061	(5)	$	―	$	―	$	―		$324,061

Yajun Wu		$15,150	$	―		$55,481	(6)	$	―	$	―	$	―		$70,631

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

(3)
On August 8, 2007, we issued options to Mr. Fan for the purchase of an aggregate 50,000 shares of our common stock, which options have an exercise price of $2.80 per share, vested at 33.33% on each one-year anniversary following the grant date, and expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value these options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise price, and expiration date of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Additionally, on April 7, 2010, we issued options to Mr. Fan for the purchase of an aggregate 30,000 shares of our common stock, which options have an exercise price of $0.20 per share, vest at 33.33% on each one-year anniversary, and expire on April 7, 2020.  The shares were valued at the market price on the date of grant.  The estimated fair value of these options was $0.19 per share.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the volatility of 170%, dividend yield of 0%, the stated exercise price, and expiration date of the instrument and using an average risk-free rate of 2.98%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)
On August 8, 2007, we issued options to Ms. Yang for the purchase of an aggregate 50,000 shares of our common stock, which options have an exercise price of $2.80 per share, vested at 33.33% on each one-year anniversary following the grant date, and expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value these options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise price, and expiration date of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Additionally, on April 7, 2010, we issued options to Ms. Yang for the purchase of an aggregate 30,000 shares of our common stock, which options have an exercise price of $0.20 per share, vest at 33.33% on each one-year anniversary, and expire on April 7, 2020.  The shares were valued at the market price on the date of grant.  The estimated fair value of these options was $0.19 per share.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the volatility of 170%, dividend yield of 0%, the stated exercise price, and expiration date of the instrument and using an average risk-free rate of 2.98%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)
Mr. Roseman had options to purchase an aggregate 240,625 shares of our common stock outstanding as of October 31, 2010. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise price, and expiration date of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)
On August 8, 2007, we issued options to Mr. Wu for the purchase of an aggregate 50,000 shares of our common stock, which options have an exercise price of $2.80 per share, vested at 33.33% on each one-year anniversary following the grant date, and expire on August 8, 2017.  We used the Cox-Ross-Rubinstein binomial model to value these options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise price, and expiration date of the instruments and using an average risk-free rate of 4.5%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Additionally, on April 7, 2010, we issued options to Mr. Wu for the purchase of an aggregate 30,000 shares of our common stock, which options have an exercise price of $0.20 per share, vest at 33.33% on each one-year anniversary, and expire on April 7, 2020.  The shares were valued at the market price on the date of grant.  The estimated fair value of these options was $0.19 per share.  We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the volatility of 170%, dividend yield of 0%, the stated exercise price, and expiration date of the instrument and using an average risk-free rate of 2.98%.  Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.
We compensate Min Fan, Yunxia Yang, and Yajun Wu with RMB100,000 (approximately $14,640) per annum each for their services as a director. On November 29, 2007, Mr. Fan, Ms. Yang, and Mr. Wu each received options to purchase 50,000 shares of our common stock at $2.80 per share, of which 33.33% vested on the first, second, and third year anniversary of the grant date of such options. On April 7, 2010, Mr. Fan, Ms. Yang, and Mr. Wu each received options to purchase 30,000 shares of our common stock at $0.20 per share, of which 33.33% vest on the first, second, and third year anniversary of the grant date of such options.

We are party to a written three-year agreement with Adam Roseman that expired on December 20, 2010 for his services as a director, under which he received $5,000 per month as compensation for his services.  On November 29, 2007, Mr. Roseman received options to purchase 250,000 shares of our common stock at $2.80 per share, of which 30% vested on the grant date and 70% vests on a monthly basis over a period of two years from the grant date.  Mr. Roseman is entitled to certain travel and administrative expenses in connection with his services as a director and is provided liability insurance.  Although the written agreement expired, we orally agreed with Mr. Roseman that the terms would remain while w are negotiating a renewal of such agreement.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2010, our Compensation Committee was comprised of Min Fan, Wennan Li, and Yunxia Yang.  Mr. Fan serves as the Chairman of the Compensation Committee.  During the fiscal year ended October 31, 2010, Mr. Li also served as an executive officer of the Company.

During the fiscal year ended October 31, 2010:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 10, 2011 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

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

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and/or Directors:
Wennan Li	6,802,493	(3)	22.65%
Min Fan	4,117,600	(4)	13.87%
Yunxia Yang	4,117,600	(5)	13.87%
Diping Zhou	267,976	(6)	*
Xiaolin Zhuang	125,000	(7)	*
Adam Roseman (8)	265,625	(8)	*
Yajun Wu	50,000	(9)	*
All Executive Officers and Directors as a Group (7 persons)	15,746,294		53.82%

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

(2)	The percentage of class beneficially owned is based on 29,626,916 shares of common stock outstanding on January 10, 2011.

(3)	407,274 of these shares represent the number of shares of common stock that Wennan Li has the right to acquire upon exercise of an option granted on August 8, 2007.

(4)	50,000 of these shares represent the number of shares of common stock that Min Fan has the right to acquire upon exercise of an option granted on August 8, 2007.

(5)	50,000 of these shares represent the number of shares of common stock that Yunxia Yang has the right to acquire upon exercise of an option granted on August 8, 2007.

(6)	196,488 of these shares represent the number of shares of common stock that Diping Zhou has the right to acquire upon exercise of an option granted on August 8, 2007.

(7)	All of these shares represent the number of shares of common stock Xiaolin Zhuang has the right to acquire upon exercise of an option granted on February 1, 2008.

(8)
240,625 of these shares represent the number of shares of common stock that Adam Roseman has the right to acquire upon exercise of an option granted on August 8, 2007.  25,000 of these shares are held in the name of Tapirdo Enterprises, LLC, of which Mr. Roseman is the manager and sole member. Mr. Roseman’s address is 9440 Little Santa Monica Blvd., Suite 401, Beverly Hills, CA 90210.

(9)	All of these shares represent the number of shares of common stock that Yajun Wu has the right to acquire upon exercise of an option granted on August 8, 2007.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following tables show the fees that were billed for audit and other services provided by Frazer Frost, LLP (the successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) during the fiscal years indicated:

	Fiscal Year Ended October 31,
	2010	2009

Audit Fees (1)	$175,000	$195,000
Audit-Related Fees (2)		―
Tax Fees (3)	12,000	12,000
All Other Fees (4)		―
Total	$187,000	$207,000

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

Pre-Approval Policies and Procedures of the Audit Committee

 Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended October 31, 2010, 100%, 100%, and 100% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended October 31, 2010 and 2009 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit No.	Description
3.1	Articles of Incorporation (7)
3.2	Bylaws (1)
10.1	Premises Lease Agreement (English translation) (2)
10.2	Letter of Agreement from the Company to Adam Roseman, dated December 20, 2007 (3)
10.3	Amended and Restated Employment Agreement between Xiaolin Zhuang and Perfectenergy International Limited, dated December 29, 2008 (4)
10.4	Lease Agreement between Shanghai Changlong Industry Co. and Perfectenergy Solar-Tech (Shanghai) Ltd., dated March 11, 2008 (English translation) (4)
10.5	Leasing Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated October 3, 2007 (English translation) (4)
10.6	Addendum of the Tenancy Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated January 25, 2008 (English translation) (4)
10.7	Employment Agreement between the Company and Wennan Li, dated January 16, 2009 and effective September 2, 2008 (4)
10.8	Employment Agreement between the Company and Diping Zhou, dated January 16, 2009 and effective September 2, 2008 (4)
10.9	Long Term Supply Contract between Perfectenergy (Shanghai) Co., Ltd. and Chengdu Jiayang Silicon Materials Technology Co., Ltd., dated January 8, 2010 (English translation) (5)
10.10	Salary Adjustment Letter for Wennan (Jack) Li, dated April 7, 2010 (6)
10.11	Salary Adjustment Letter for Xiaolin (Edward) Zhuang, dated April 7, 2010 (6)
10.12	Salary Adjustment Letter for Diping Zhou, dated April 7, 2010 (6)
14.1	Code of Business Conduct and Ethics (4)
21.1	List of Subsidiaries (4)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.
(3)	Filed on January 22, 2008 as an exhibit to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 and incorporated herein by reference.
(4)	Filed on January 26, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(5)	Filed on January 29, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(6)	Filed on April 13, 2010 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(7)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTENERGY INTERNATIONAL LIMITED

Date: January 31, 2011	/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	January 31, 2011
Wennan Li

/s/ Xiaolin Zhuang	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary	January 31, 2011
Xiaolin Zhuang

/s/ Min Fan	Director	January 31, 2011
Min Fan

/s/ Yunxia Yang	Director	January 31, 2011
Yunxia Yang

/s/ Adam Roseman	Director	January 31, 2011
Adam Roseman

/s/ Yajun Wu	Director	January 31, 2011
Yajun Wu