Form 10-Q
period 2011-01-31
PERFECTENERGY INTERNATIONAL LTD
filed 2011-03-17
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended: January 31, 2011

or

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,626,916 issued and outstanding as of March 16, 2011.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JANUARY 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2011	2010
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash	$1,033,103	$2,392,053
Accounts receivable	3,817,111	3,992,826
Other receivables	555,252	457,943
Inventories, net	6,796,689	8,161,566
Prepayments	1,389,412	1,246,154
Total current assets	13,591,567	16,250,542

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	5,682,195	6,032,389

OTHER ASSETS:
Other receivables - long term, net of allowance for doubtful accounts
of $ 3,803,387 and $3,803,387 as of January 31, 2011 and October 31, 2010	-	-
Deferred tax assets	123,403	10,184
Advances on equipment purchases	8,886	-
Total other assets	132,289	10,184

Total assets	$19,406,051	$22,293,115

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,718,690	$7,661,988
Accrued liabilities	1,060,777	1,012,588
Customer deposits	472,985	354,923
Other payables	140,250	73,641
Taxes payable	2,328,746	3,195,366
Total current liabilities	9,721,448	12,298,506

FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized,
29,626,916 shares issued and outstanding as of
January 31, 2011 and October 31, 2010	29,627	29,627
Additional paid-in capital	9,439,569	9,408,487
Statutory reserves	110,068	110,068
Retained deficits	(1,676,500)	(1,091,021)
Accumulated other comprehensive income	1,781,839	1,537,448
Total shareholders' equity	9,684,603	9,994,609

Total liabilities and shareholders' equity	$19,406,051	$22,293,115

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	January 31, 2011	January 31, 2010
REVENUES	$8,271,033	$17,327,248

COST OF REVENUES	7,512,879	15,613,808

GROSS PROFIT	758,154	1,713,440

OPERATING EXPENSES:
Selling, general and administrative	1,363,250	1,849,668
Research and development	95,599	172,830
Total operating expenses	1,458,849	2,022,498

LOSS FROM OPERATIONS	(700,695)	(309,058)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(8,274)	(190)
Non-operating income	10,996	102,291
Change in fair value of derivative instruments	-	26,861
Total other income	2,722	128,962

LOSS BEFORE PROVISION FOR INCOME TAXES	(697,973)	(180,096)

PROVISION (BENEFIT) FOR INCOME TAXES	(112,494)	63,791

NET LOSS	(585,479)	(243,887)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	244,391	(102,186)

COMPREHENSIVE LOSS	$(341,088)	$(346,073)

EARNINGS PER SHARE:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916
Diluted	29,626,916	29,626,916

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	January 31, 2011	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,479)	$(243,887)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation	478,541	212,132
Bad debt expense	-	267,115
Write off on inventory	15,905	-
Stock-based compensation expense	31,082	410,312
Change in fair value of derivative instruments	-	(26,861)
Changes in assets and liabilities:
Accounts receivable	144,325	(812,816)
Other receivables	(90,848)	2,119,513
Inventories	1,719,585	3,453,943
Prepayments	(126,270)	346,029
Deferred tax assets	(112,494)	63,790
Accounts payable	(1,999,891)	(3,252,905)
Accrued liabilities	62,154	(119,198)
Customer deposits	111,736	(1,703,147)
Other payables	47,228	(663,651)
Value-added and other taxes payable	(847,716)	190,382
Net cash (used in) provided by operating activities	(1,152,142)	240,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(61,083)	(431,680)
Advances on equipment purchases	-	383,558
Net cash used in investing activities	(61,083)	(48,122)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(145,725)	140,136

(DECREASE) INCREASE IN CASH	(1,358,950)	332,765

CASH, beginning of period	2,392,053	3,582,854

CASH, end of period	$1,033,103	$3,915,619

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$28,355

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
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
January 31, 2011
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

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

	Carrying Value as of January 31, 2011	Fair Value at January 31, 2011
	(Unaudited)	Level 1		Level 2		Level 3
Warrant liability (See Note 10)	$ ―	$	―	$	―	$	―

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

(e) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at January 31, 2011 were translated at 6.58 RMB to $1.00 as compared to 6.67 RMB to $1.00 at October 31, 2010.  The assets and liabilities of the Company’s German subsidiary at January 31, 2011 were translated at €0.73 to $1.00 as compared to €0.72 to $1.00 at October 31, 2010.  Equity accounts were stated at their historical rate.  The average translation rates applied to statement of operations accounts of the Company’s Chinese subsidiaries for the three months ended January 31, 2011 and 2010 were 6.62 RMB and 6.82 RMB, respectively. The average translation rates applied to statement of operations accounts of the Company’s German subsidiary for the three months ended January 31, 2011 and 2010 were €0.74 and €0.69 to $1.00, respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
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

(h) Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.  Due to the passage of time, advanced payment to be refunded by the Company’s suppliers has been reclassified as a non-current asset. Refer to Note 4.  Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  The Company took an additional charge of approximately $1,868,000 during the year ended October 31, 2010 and fully reserved the advanced inventory payment.  The Company continues to seek reimbursement from the supplier, but made a full provision against the prepaid amount based on current situations.  If the Company receives reimbursement in the future, it will recognize income of approximately $3,803,337.  At each of January 31, 2011 and October 31, 2010, allowance for doubtful accounts amounted to $3,803,337.

(i) Inventories

Inventories are stated at the lower of cost or market using a weighted average cost method.  The Company reviews its inventory periodically for possible obsolete goods to determine if any reserves are necessary for potential obsolescence.  The Company provides for slow moving inventory based on an analysis of the aging and utility of the inventory.  At January 31, 2011 and October 31, 2010, the Company had $585,295 and $561,796, respectively, in inventory reserve.  The Company believes that the reserve is adequate to provide for expected losses.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

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

(l) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of January 31, 2011, the Company expects these assets to be fully recoverable.

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
January 31, 2011
(UNAUDITED)

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

(q) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general, and administrative expenses.  Shipping and handling expense of sales amounted to $221,320 and $182,288 for the three months ended January 31, 2011 and 2010, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

(r) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the three months ended January 31, 2011 and 2010.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended January 31,
	2011	2010
	(unaudited)	(unaudited)
Net loss for basic earnings per share	$(585,479)	$(243,887)

Weighted average shares used in basic computation	29,626,916	29,626,916
Diluted effect of options and warrants	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

For the three months ended January 31, 2011 and 2010, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 2 – Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Starndards Update (“ASU”) 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements, but expects the adoption of this ASU will have an impact on its future business combinations.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:
	January 31, 2011	October 31, 2010
	(unaudited)
Accounts receivable	$3,817,111	$3,992,826
Less: allowance for doubtful accounts	―	―
Total	$3,817,111	$3,992,826

At January 31, 2011 and October 31, 2010, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be uncollectible.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 4 – Other Receivables

Other receivables consisted of the following:

	January 31, 2011	October 31, 2010
	(unaudited)
Other receivables - Current	$555,252	$457,943
Other receivables - Noncurrent	3,803,387	3,803,387
Less: allowance for doubtful accounts	(3,803,387)	(3,803,387)
Total	$555,252	$457,943

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials GmbH (“Sun Materials”).  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.8 million. However, as of January 31, 2011, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus Management Corp., British Virgin Island (“Regus BVI”), its original supplier for the MEMC granular polysilicon, Regus BVI was obligated to repay the prepayments in five installments.  Regus BVI made a small initial repayment, which was not in accordance with the terms established in the repayment agreement.  There have been no payments from any parties involved.  Based on the current status, management estimated that a 100% provision (approximately $3.8 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

Note 5 – Inventories

Inventories consisted of the following:
	January 31, 2011	October 31, 2010
	(unaudited)
Raw materials	$923,048	$703,452
Finished goods	6,170,968	7,726,441
Work in progress	271,393	277,760
Supplies	16,575	15,709
Less: inventory reserve	(585,295)	(561,796)
Total	$6,796,689	$8,161,566

A rollforward of the inventory reserve is as follows:
	Three Months Ended January 31,2011	Year Ended October 31, 2010
	(unaudited)
Beginning balance	$561,796	$637,335
Additions charged to cost of revenues	15,905	84,389
Recovery on obsolete inventory	-	(172,274)
Foreign currency translation adjustments	7,594	12,346
Ending balance	$585,295	$561,796

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 6 – Prepayments

Prepayments are mostly monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $1,323,307 and $1,197,636 as of January 31, 2011 and October 31, 2010, respectively.

Note 7 – Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following:

	January 31, 2011	October 31, 2010
	(unaudited)
Leasehold improvements	$2,022,593	$1,959,528
Transportation equipment	325,196	321,774
Machinery	7,419,569	7,321,695
Office equipment	235,594	219,731
Total	10,002,952	9,822,728
Less: accumulated depreciation	(4,320,757)	(3,790,339)
Total	$5,682,195	$6,032,389

Depreciation expense for the three months ended January 31, 2011 and 2010 amounted to $478,541 and $212,132, respectively.

Note 8 – Late Registration Penalties

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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of January 31, 2011, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

Note 9 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. For the three months ended January 31, 2011 and 2010, the Company made pension contributions in the amount of $103,921 and $62,763, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 10 – Derivative Instruments

In accordance with FASB’s accounting standard related to derivative instruments and hedging activities, the Investor Warrants contain a provision permitting the holder to redeem the warrants for cash, based on a Black-Scholes valuation, in the event of a change in control deemed not to be within the Company’s control resulting in a classification of the Investor Warrants as derivative instrument liabilities rather than as equity instruments.  The Company allocated the proceeds received between the common stock and Investor Warrants first to the Investor Warrants based on the fair value on the date the proceeds were received with the balance to common stock.  Net proceeds were allocated as follows:

Warrants	$12,226,600
Common stock	3,766,371
Total net proceeds	$15,992,971

The change in the fair value of the Investor Warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuation of the Company’s stock price with a corresponding adjustment to other income (or expense).  At January 31, 2011 and October 31, 2010, the fair value of the derivative instrument totaled at $0.

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

As of January 31, 2011, the Company had warrants as follows:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price		Average Remaining Contractual Life
Balance, October 31, 2009	3,975,714	3,975,714		$3.68	0.36
Granted	―	―		―	―
Forfeited	(3,975,714)	(3,975,714)		―	―
Exercised	―	―		―	―
Balance, October 31, 2010	3,975,714	3,975,714		$3.68	―
Granted	―	―		―	―
Forfeited	―	―		―	―
Exercised	―	―		―	―
Balance, January 31, 2011 (unaudited)	―	―	$	―	―

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 11 – Accounting for Stock-Based Compensation

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

April 7, 2010
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

Stock-based award activity was as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance, October 31, 2009	1,208,685	$2.93	$	―
Granted	200,000	0.20		―
Forfeited	39,298	2.80		―
Exercised	―	―		―
Balance, October 31, 2010	1,369,387	$2.54	$	―
Granted	―	―		―
Forfeited	―	―		―
Exercised	―	―		―
Balance, January 31, 2011 (unaudited)	1,369,387	$2.54	$	―

As of January 31, 2011, approximately $28,065 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1.25 years.  As of January 31, 2011, 1,127,720 of the outstanding options are exercisable. Compensation expenses for the three months ended January 31, 2011 and 2010 were $31,082 and $410,312, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Stock-based award as of January 31, 2011 is as follows:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life

1,044,387	$2.80	6.53	1,044,387	$2.80	6.53
125,000	$4.08	2.00	83,333	$4.08	2.00
200,000	$0.20	9.03	―	―	9.03

Note 12 – Statutory Reserves

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

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.  For the three months ended January 31, 2011 and 2010, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the three months ended January 31, 2011 and 2010.

Note 13 – Income Taxes

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
January 31, 2011
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

The following table reconciles the U.S. statutory tax rates to the Company’s effective tax rate for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,
	2011	2010
	(unaudited)	(unaudited)
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Germany income taxes	31.5	31.5
Germany income tax exemption	(0.0)	(0.0)
Other Item (a)	(30.4)	(81.9)
Effective income tax rates	16.1%	(35.4)%

(a)
These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities that are not subject to PRC income taxes or other expenses that are not deductible in the PRC.

Since Perfectenergy Shanghai had an operating loss for the three months ended January 31, 2011 and 2010, the loss can be carried forward to offset income for the next five years.  The Company recorded non-current deferred tax assets of $79,307 and $0 as of January 31, 2011 and October 31, 2010, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Perfectenergy Shanghai, is expected to generate profits based on sales orders received for future periods, and (ii) the current operating loss of Perfectenergy Shanghai can be carried forward for five years to offset future operating income under PRC tax regulations.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

The estimated tax savings due to the reduced tax rate for the three months ended January 31, 2011 and 2010 amounted to $0 and $25,000, respectively. There was no material effect to loss per share if the statutory income tax had been applied.

Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%.  The Company recorded non-current deferred tax assets of $44,366 and $10,184 as of January 31, 2011 and October 31, 2010, respectively.  The Company believes that a valuation allowance is not deemed necessary for the deferred assets as there will be sufficient operating income generated in future years based on the fact that Perfectenergy GmbH is expected to generate profits based on sales orders received for future periods.  German corporations will now be subject to limitation on the utilization of loss carryforwards for corporation tax. This so-called minimum tax is computed by allowing the first €1 million of net operating loss carryforwards to offset taxable income. Any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the net operating loss carryforwards. Under the prior law, German corporations were able to offset 100% of their income with loss carryforwards.

PFGY was incorporated in the United States and has incurred net operating losses for income tax purposes for the year 2010 and 2009.  The estimated accumulated net operating loss carryforwards for the U.S. income taxes amounted to $397,000 and $397,000 as of October 31, 2010 and 2009, respectively, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, between 2027 and 2031.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The valuation allowance at January 31, 2011 was $135,000.  Management will review this valuation allowance periodically and make adjustments as warranted.

The Company did not have cumulative undistributed earnings of foreign subsidiaries as of January 31, 2011.  Should the Company have any undistributed earnings; such earnings will be included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  No provision will be made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concludes that such earnings will be remitted in the future.

Taxes Payable

Taxes payable consisted of the following:

	January 31, 2011	October 31, 2010
	(unaudited)
Value added taxes payable	$2,085,846	$2,978,218
Income tax payable	203,768	201,087
Other tax payable	39,132	16,061
Total	$2,328,746	$3,195,366

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Note 14 – Concentration of Risk

Cash

Cash includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $252,806 and $1,170,245 at January 31, 2011 and October 31, 2010, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

For the three months ended January 31, 2011 and 2010, five customers accounted for approximately 89% and 77%, respectively, of the Company’s sales. These customers accounted for approximately 52% and 47% of the Company’s accounts receivable as of January 31, 2011 and October 31, 2010, respectively.

Major Vendors

For the three months ended January 31, 2011 and 2010, the Company purchased approximately 71% and 58%, respectively, of their raw materials from three major suppliers. These suppliers represented 22% and 64% of the Company’s total accounts payable as of January 31, 2011 and October 31, 2010, respectively.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(UNAUDITED)

Geographic Area	Three Months Ended January 31,
	2011	2010
	(unaudited)	(unaudited)
China	$9,053	$286,569
Germany	8,261,980	17,040,679
Total revenues	$8,271,033	$17,327,248

Long-lived assets:	January 31, 2011	October 31, 2010
	(Unaudited)
China	$5,616,502	$5,973,267
Germany	65,693	59,122
Total long-lived assets	$5,682,195	$6,032,389

Note 15 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199).   The Company entered into a three-year office lease for Perfectenergy GmbH expiring November 30, 2010 with a monthly rent of approximately $2,176 (approximately EUR 1,452).  The Company entered into a two-year lease for Perfectenergy Solar-Tech expiring March 14, 2010 with a monthly rent of $5,900 (approximately RMB 40,000), the lease is extended up to the end of 2011 based on oral agreement with the landlord.  At January 31, 2011, total future minimum lease payments under an operating lease were as follows:

Year Ending October 31,	Amount
2011	$68,000
Thereafter	―

Total rent expense for the three months ended January 31, 2011 and 2010 amounted to $77,877 and $81,667, respectively.

Purchase Commitment

On January 21, 2011, Perfectenergy Shanghai entered into a purchase contract with one vendor. The Company is committed to purchase solar modules amounting to RMB 22.4 million or $3.4 million. The Company has made a prepayment of $300,000 as of January 31, 2011.

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

•	Level 3 inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

	Carrying Value as of January 31, 2011		Fair Value at January 31, 2011
			Level 1		Level 2		Level 3

Warrant liability (See Note 10)	$	―	$	―	$	―	$	―

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

Other Receivables

Other receivables consist of advanced payment to be refunded by the Company’s suppliers and intercompany transfer of foreign currencies held by the Company’s export agents.  Due to the passage of time, advanced payment to be refunded by the Company’s suppliers has been reclassified as a non-current asset.  For additional information with respect to the above, refer to Note 4 of our financial statements beginning on page F-1.  Management reviews its other receivables on a regular basis and analyzes the financial conditions of the Company’s suppliers and export agents to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.  The Company took an additional charge of approximately $1,868,000 during the year ended October 31, 2010 and fully reserved the advanced inventory payment.  The Company continues to seek reimbursement from the supplier, but made a full provision against the prepaid amount based on current situations.  If the Company receives reimbursement in the future, it will recognize income of approximately $3,803,337.  At each of January 31, 2011 and October 31, 2010, allowance for doubtful accounts amounted to $ 3,803,337.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of January 31, 2011, the Company expects these assets to be fully recoverable.

Revenue Recognition

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended January 31,
	2011	2010

Net loss for basic earnings per share	$(585,479)	$(243,887)

Weighted average shares used in basic computation	29,626,916	29,626,916
Diluted effect of options and warrants	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

For the three months ended January 31, 2011 and 2010, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2011 and January 31, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of revenues:

	Three Months Ended January 31, 2011	% of Revenues		Three Months Ended January 31, 2010	% of Revenues
Revenues	$8,271,033	100%		$17,327,248	100.0%

Cost of Revenues	7,512,879	90.8%		15,613,808	90.1%

Gross Profit (Loss)	758,154	9.2%		1,713,440	9.9%

Selling, General, and Administrative Expenses	1,363,250	16.5%		1,849,668	10.7%

Research and Development	95,599	1.2%		172,830	1.0%

Loss from Operations	(700,695)	(8.5	) %	(309,058)	(1.8)%

Other Income (Expense)	2,722	0.0%		128,962	0.7%

Income (Loss) Before Provision for Income Taxes	(697,973)	(8.4	) %	(180,096)	(1.0)%

Provision for Income Taxes	(112,494)	(1.4	) %	63,791	0.4%

Net Income (Loss)	(585,479)	(7.1	) %	(243,887)	(1.4)%

Foreign Currency Translation Adjustment	244,391	3.0%		(102,186)	(0.6)%

Comprehensive Income (Loss)	(341,088)	(4.1	) %	(346,073)	(2.0)%

Revenues.   Our revenues include revenues from sales of solar cells and solar modules.  During the three months ended January 31, 2011, we had revenues of approximately $8.3 million compared to revenues of approximately $17.3 million for the three months ended January 31, 2010, a decrease of 52%.  This decrease is attributable to a slow down in demand for module products in the European market due to weather conditions as well as decreases in selling prices during the period. Selling prices dropped due to price cuts by competitors and lower demand during the season.

Cost of Revenues.   Cost of revenues for the three months ended January 31, 2011 decreased to approximately $7.5 million from approximately $15.6 million for the three months ended January 31, 2010, a decrease of 52%.  This decrease was in line with revenues for the period. Silicon wafer/cell costs have remained relatively stable compared to the same quarter last year.   In response to lower product sales in the current quarter, we made adjustments to our production and shipment patterns in order to reduce cost and maintain profitability.

Gross Profit (Loss).   Gross profit was approximately $0.8 million for the three months ended January 31, 2011 as compared to gross profit of approximately $1.7 million for the three months ended January 31, 2010, representing a gross margin of 9.2% in 2011 and 9.9% in 2010.  The decrease in gross profit was primarily due to reduced selling prices as well as the allocation of production overhead across lower overall production quantity during the period.

Selling, General, and Administrative Expenses.   Selling, general, and administrative expenses totaled approximately $1.4 million for the three months ended January 31, 2011 compared to approximately $1.8 million for the three months ended January 31, 2010, a decrease of 26%.  The decrease is primarily attributable to decreased stock-based compensation expenses and that fact that there were no bad debt charges in the current period compared to the same period last year.

Research and Development Costs.   Research and development costs, which included development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled $95,599 for the three months ended January 31, 2011 compared to $172,830 for the three months ended January 31, 2010.  R&D activities have included fine-tuning of our production process, experimentation with new raw materials to improve efficiency or meet specific requirements of customers. The 45% decrease between the two periods is attributable to less of these activities conducted during the period.

Other Income (Expense).   We had other income of $2,722 for the three months ended January 31, 2011 compared to other income of $128,962 for the three months ended January 31, 2010.  The source of other income in previous year was the positive impact from the changes in the value of our issued and outstanding warrants.  There was no impact relating to warrants in the first quarter of 2011 fiscal year since the above-mentioned warrants expired in August 2010.

Net Loss.   Our net loss for the three months ended January 31, 2011 was approximately $0.6 million compared to net loss for the three months ended January 31, 2010 was approximately $0.2 million.  The increase in net loss is attributable to a decrease in sales margin as a result of market conditions and a reduced number of shipments compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Three Months Ended January 31, 2011

Net cash used in operating activities was $1,152,142 million during the three months ended January 31, 2011, while net cash provided by operating activities was $240,751 during the three months ended January 31, 2010.  The increase in net cash outflow from operating activities during the periods was mainly due to settlement with trade creditors and value added taxes.

Net cash used in investing activities was $61,083 during the three months ended January 31, 2011, while net cash used in investing activities was $48,122 during the three months ended January 31, 2010.  Uses of cash in investing activities included equipment purchases and costs associated with construction in progress.  The increase in net cash flow from investing activities between the two periods is attributed to some maintenance work arranged during the non-peak production period this year.

There was no cash provided by or used in financing activities during the three months ended January 31, 2011 and 2010.

Liquidity and Capital Resources

As of January 31, 2011, we had cash and cash equivalents of $1.0 million as compared to $2.4 million at October 31, 2010. We will require a significant amount of cash to fund expansion of our operations. Despite a reduction in revenues in the current quarter, management projects growth of our business in future periods. Reduced revenue and profitability, which under present facts and circumstances management believes are temporary, have led us to revise our plans for capital spending and expansion to defer certain steps until we achieve greater profitability or obtain access to capital on terms attractive to us. Further changes in our operating plans, an increase in our inventory, increased expenses, or other events, may prompt us to seek additional equity or debt financing. If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses; meanwhile, we will need to continue to generate new sales while controlling our costs.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.  We are in the process of implementing the following measures to remediate these material weaknesses: (a) continue to search for capable financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and  (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.  We plan on continuing to identify and implement remedial measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Exhibits

(a)  None.

(b)  There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Exhibit Number	Description
3.1	Articles of Incorporation (2)

3.2	Bylaws (1)

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *
*	Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: March 17, 2011	By:	/s/ Wennan Li ______________________________
Wennan Li
Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2011	By:	/s/ Xiaolin Zhuang
____________________________________ Xiaolin Zhuang
Chief Financial Officer (Principal Accounting & Financial Officer)