Form 10-Q
period 2011-04-30
PERFECTENERGY INTERNATIONAL LTD
filed 2011-06-14
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended: April 30, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ______________ to _______________

Commission File Number: 000-51704

PERFECTENERGY INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0548438
(State or other jurisdiction of	(I.R.S. Employer
incorporation of origination)	Identification Number)

No. 479 You Dong Road,
Xinzhuang Town, Shanghai 201100
People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

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

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 29,626,916 issued and outstanding as of June 13, 2011.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30,	October 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,814,774	$2,392,053
Accounts receivable, net	8,734,652	3,992,826
Other receivables	746,893	457,943
Inventories, net	12,950,117	8,161,566
Prepayments	1,360,504	1,245,734
Total current assets	26,606,940	16,250,122

PROPERTY AND EQUIPMENT, NET	5,336,902	6,032,389

OTHER ASSETS:
Deferred tax assets	-	10,184
Advance for equipment purchases	9,003	420
Total other assets	9,003	10,604

Total assets	$31,952,845	$22,293,115

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,106,021	$7,661,988
Accrued liabilities	1,100,980	1,012,588
Customer deposits	1,151,579	354,923
Other payables	39,055	73,641
Value-added and other taxes payable	3,998,185	3,195,366
Total current liabilities	23,395,820	12,298,506

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of April 30, 2011 and October 31, 2010	29,627	29,627
Additional paid-in capital	9,442,809	9,408,487
Statutory reserves	110,068	110,068
Retained earnings	(2,777,331)	(1,091,021)
Accumulated other comprehensive income	1,751,852	1,537,448
Total shareholders' equity	8,557,025	9,994,609

Total liabilities and shareholders' equity	$31,952,845	$22,293,115

See accompanying notes to condensed consolidated financial statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
REVENUES	$15,796,619	$19,142,768	$24,067,652	$36,470,016

COST OF REVENUES	15,835,931	17,184,406	23,348,810	32,798,214

GROSS PROFIT	(39,312)	1,958,362	718,842	3,671,802

OPERATING EXPENSES:
Selling, general and administrative	941,359	2,239,732	2,304,609	4,089,400
Research and development	97,458	74,306	193,057	247,136
Total operating expenses	1,038,817	2,314,038	2,497,666	4,336,536

LOSS FROM OPERATIONS	(1,078,129)	(355,676)	(1,778,824)	(664,734)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(10,143)	(9,658)	(21,554)	(16,332)
Interest income	3,131	8,688	6,269	15,172
Non-operating income (expense)	194,280	(16,817)	205,276	85,474
Change in fair value of warrants	0	2,494	0	29,355
Total other income (expense)	187,268	(15,293)	189,991	113,669

LOSS BEFORE PROVISION FOR INCOME TAXES	(890,861)	(370,969)	(1,588,833)	(551,065)

PROVISION (BENEFIT) FOR INCOME TAXES	209,971	349,309	97,477	413,100

NET LOSS	(1,100,832)	(720,278)	(1,686,310)	(964,165)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(29,987)	38,385	214,404	(63,801)

COMPREHENSIVE LOSS	$(1,130,819)	$(681,893)	$(1,471,906)	$(1,027,966)

EARNINGS PER SHARE:
Basic	$(0.04)	$(0.02)	$(0.06)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916	29,626,916	29,626,916
Diluted	29,626,916	29,626,916	29,626,916	29,626,916

See accompanying notes to condensed consolidated financial statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	April 30, 2011	April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,686,310)	$(964,165)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	901,430	663,277
Bad debt expense	-	258,053
Provision/(Recovery) on obsolete inventory	118,247	(152,597)
Loss on disposal	-	11,375
Compensation expense for options issued to employees	34,322	808,054
Change in fair value of warrants	-	(29,355)
Changes in assets and liabilities:
Accounts receivable	(4,554,423)	(2,606,732)
Other receivables	(276,529)	1,058,943
Inventories	(4,404,128)	802,616
Prepayments	(81,527)	184,534
Prepaid income taxes	-	(108,727)
Deferred tax assets	10,830	281,864
Accounts payable	9,207,377	2,293,680
Accrued liabilities	104,674	(245,130)
Customer deposits	786,535	(1,788,723)
Other payables	(16,488)	(557,953)
Value-added and other taxes payable	668,810	1,828,943
Net cash provided by operating activities	812,819	1,737,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,796)	(473,297)
Advances on equipment purchases	(8,572)	207,636
Net cash used in investing activities	(51,368)	(265,661)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(338,730)	532,059

INCREASE IN CASH	422,721	2,004,355

Cash and cash equivalents, beginning of period	2,392,053	3,582,854

Cash and cash equivalents, end of period	$2,814,774	$5,587,209

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$28,355

See accompanying notes to condensed consolidated financial statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
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

On February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”), a wholly owned subsidiary of the Company. The Company obtained approval from local authority for a reduction in Perfectenergy Solar-Tech's required registered capital from$20 million to $4 million. All registration documents of Perfectenergy Solar-Tech were completed in early September 2010.

The company has incurred recurring operating losses and has an accumulated deficit of $2.78 million as of April 30, 2011. Notwithstanding the foregoing, the Company has positive working capital of $3.2 million as of April 30, 2011. Management anticipates that it will generate sufficient cash flows to fund its operations for the next twelve months by increasing the volume of its product sales. If future sales do not meet the Company’s forecasts, it may be required to fund its operations by raising additional capital. As such, the Company’s ability to achieve its business plan is primarily dependent upon its ability to grow its planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, the Company cannot provide any assurance that it will be successful. If events or circumstances occur such that the Company is unable to or does not meet its operating plan as expected and/or does not secure additional financing, the Company may be required to significantly curtail or cease its operations. The accompanying financial statements do not include any adjustments that might result from outcome of these uncertainties.

(b) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries, Perfectenergy BVI, Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech, as of April 30, 2011 and for the three and six month period ended April 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net loss. The accompanying condensed consolidated financial statements are in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include PFGY and each of its wholly owned subsidiaries.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes and assumptions that affect various accounts, including but not limited to long-lived assets, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, and stock compensation as reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements.  Management must apply significant judgment.  Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

(d) Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, which is when a signed sales contract or purchase order is received from the customer; 2) delivery has occurred, which is upon shipment when legal title and risk of loss pass to the customer and no other performance obligations remain; 3) the fee is fixed and determinable, and 4) collection is reasonably assured. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government. The revenue is recognized net of VAT tax, discount and allowance at the time.

(e) Fair Value Measurement of Financial Instruments

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

(f) Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The Company’s principal operating subsidiaries established in the PRC use the local currency, Renminbi (“RMB”), as their functional currency.  The Company’s sales offices in Germany use the Euro (“EUR”) as their functional currency.  The assets and liabilities of the Company’s Chinese subsidiaries at April 30, 2011 were translated at 6.50 RMB to $1.00 as compared to 6.67 RMB to $1.00 at October 31, 2010.  The assets and liabilities of the Company’s German subsidiary at April 30, 2011 were translated at €0.67 to $1.00 as compared to €0.72 to $1.00 at October 31, 2010.  Equity accounts were stated at their historical rate.  The average translation rates applied to statement of operations accounts of the Company’s Chinese subsidiaries for the six months ended April 30, 2011 and 2010 were 6.61 RMB and 6.82 RMB to $1.00, respectively. The average translation rates applied to statement of operations accounts of the Company’s German subsidiary for the six months ended April 30, 2011 and 2010 were €0.73 and €0.74 to $1.00, respectively.  For the periods presented, adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

(g) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(h) Accounts Receivable

The Company conducts its business operations in the PRC, and it has sales offices in Germany. Management reviews its accounts receivable on a regular basis and analyzes historical bad debts, customer credit worthiness, current economic trends, and changes in customer payment patterns to determine if the allowance for doubtful account is adequate and adjusts the allowance when necessary. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance and ultimate losses may vary from current estimates.  As adjustments to these estimates, become necessary, they are reported in operations in the periods that they become known.  If all attempts to collect a receivable fail, the receivable is written off against the allowance.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

(i) Other Receivables

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

(j) Inventories

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

(k) Prepayments

Prepayments are prepayments to the Company’s suppliers. Some of the Company’s suppliers require advanced payment before a delivery is made. Such prepayments are recorded in the financial statements as prepayments until delivery has occurred.

(l) Property and equipment, net

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
April 30, 2011
(UNAUDITED)

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

(m) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of April 30, 2011, the Company expects these assets to be fully recoverable.

(n) Customer Deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(o) Value Added Tax (“VAT”)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

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

The Company adopted FASB’s accounting standard for Accounting for Uncertainty in Income Taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company accounts for interest and penalties related to uncertain tax positions as income tax expenses.

The Company accounts for income taxes using the asset and liability method.  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purpose of the Company.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

(q) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general and administrative expenses.  Shipping and handling expense of sales amounted to $462,791 and $1,024,356 for the six months ended April 30, 2011 and 2010, respectively, and $241,471 and $842,068 for the three months ended April 30, 2011 and 2010, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

(r) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial for the three and six months ended April 30, 2011 and 2010.

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

(t) Loss per Share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:
	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net loss for basic earnings per share computation	$(1,100,832)	(720,278)	$(1,686,310)	(964,165)

Weighted average shares used in basic computation	29,626,916	29,626,916	29,626,916	29,626,916
Diluted effect of options and warrants	-	-	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.04)	(0.02)	$(0.06)	(0.03)
Diluted	$(0.04)	(0.02)	$(0.06)	(0.03)

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

For the three and six months ended April 30, 2011 and 2010, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements, but expects the adoption of this ASU will have an impact on its future business combinations.

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	April 30, 2011	October 31, 2010
Accounts receivable	$8,734,652	$3,992,826
Less: allowance for doubtful accounts	―	―
Total	$8,734,652	$3,992,826

At April 30, 2011 and October 31, 2010, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible.

Note 4 – Other Receivables

Other receivables consisted of the following:

	April 30, 2011	October 31, 2010
Other receivables - Current	$746,893	$457,943
Other receivables - Noncurrent	3,803,387	3,803,387
Less: allowance for doubtful accounts	(3,803,387)	(3,803,387)
Total	$746,893	$457,943

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials GmbH (“Sun Materials”).  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.8 million. However, as of April 30, 2011, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus Management Corp., British Virgin Island (“Regus BVI”), its original supplier for the MEMC granular polysilicon, Regus BVI was obligated to repay the prepayments in five installments.  Regus BVI made a small initial repayment, which was not in accordance with the terms established in the repayment agreement.  There have been no payments from any parties involved.  Based on the current status, management estimated that a 100% provision (approximately $3.8 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Note 5 – Inventories

Inventories consisted of the following:
	April 30, 2011	October 31, 2010
Raw materials	$679,478	$703,452
Finished goods	12,203,740	7,726,441
Work in progress	744,545	277,760
Supplies	17,387	15,709
Less inventory reserve	(695,033)	(561,796)
Total	$12,950,117	$8,161,566

Movement on inventory reserve:

	April 30, 2011	October 31, 2010
Beginning balance	$561,796	$637,335
Additions charged to costs of goods sold	118,246	84,389
Recovery on obsolete inventory	-	(172,274)
Foreign currency translation adjustments	14,991	12,346
Ending balance	$695,033	$561,796

Note 6 – Prepayments

Prepayments are mostly monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $1,260,373 and $1,197,636 as of April 30, 2011 and October 31, 2010, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Note 7 – Property and equipment, net

Property and equipment consisted of the following:

	April 30, 2011	October 31, 2010
Leasehold Improvements	$2,036,177	$1,959,528
Transportation equipment	331,215	321,774
Machinery	7,518,793	7,321,695
Office equipment	245,290	219,731
Total	10,131,476	9,822,728
Less: accumulated depreciation	(4,794,574)	(3,790,339)
Total	$5,336,902	$6,032,389

Depreciation expense for the six months ended April 30, 2011 and 2010 amounted to $901,430 and $663,277, respectively, and for the three months ended April 30, 2011 and 2010 amounted to $422,889 and $451,145, respectively.

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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of April 30, 2011, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Note 9 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  All permanent employees are entitled to an annual pension equal to their basic salaries at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. For the six months ended April 30, 2011 and 2010, the Company made pension contributions in amount of $170,143 and $116,289, respectively, and for each of the three months ended April 30, 2011 and 2010, the Company made pension contributions in the amount of $66,222 and $53,526, respectively.

Note 10 – Accounting for Stock-Based Compensation

PFGY Stock Options

On September 5, 2007, the Company adopted the “Perfectenergy International Limited 2007 Stock Incentive Plan” (the “Stock Incentive Plan”). The Company reserved 1,500,000 shares of its common stock pursuant to the Stock Incentive Plan. During the ten months ended October 31, 2007, under the Stock Incentive Plan, the Company issued 1,282,358 options to employees and directors, of which 164,298 options were cancelled in December 2007, 25,000 were cancelled in March 2008, 39,298 were forfeited in July 2010, and 9,375 were exercised in April 2008. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices and expiration dates of the instruments, and using an average risk-free rate of 4.5%. The fair value of such options was $4,641,629 as of the grant date. The cost of the options had been amortized evenly over the vesting period, which was three years ended in October 2010.

On February 1, 2008, the Company issued 125,000 options to the Company’s Chief Financial Officer. These options vested evenly on an annual basis over the three years following the date of grant. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices of the instruments, and using an average risk-free rate of 2.36%. The fair value of such options was $328,117 as of the grant date. The cost of the options had been amortized evenly over the vesting period, which was three years ended in January 2011.

On April 7, 2010, the Company granted a total of 200,000 stock options to three executives and four directors. The shares were valued at the market price on the date of grant. The estimated fair value of stock options granted was $0.19 per share. On April 7, 2011, 1/3 of the granted stock options vested and became exercisable, and the remaining 2/3 of the granted stock options vest evenly on April 7, 2012 and April 7, 2013, respectively.

The fair value is determined using the Black-Scholes option pricing model and the following assumptions.

April 7, 2010
Expected volatility	170.00%
Risk-free interest rate	2.98%
Expected dividend	-
Expected forfeiture rate	-
Expected life (in years)	6.50

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield based on the current and expected dividend policy. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. Forfeiture is estimated at the time of grant. The Company’s estimate is zero at April 7, 2010 because of the small number of employees involved, and there is no expected future employee terminations prior to vesting.  The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of each option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Stock-based award activity was as follows:

	Option Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregeate Intrinsic Value
Outstanding at October 31, 2010	121,238	1,369,387	$2.52	6.76	$	―
Granted		―	―			―
Cancelled		―	―			―
Exercised		―	―			―
Outstanding at April 30, 2011	121,238	1,369,387	$2.52	6.26	$	―

Exercisable at April 30, 2011		1,236,054	$2.79	5.97		$—

As of April 30, 2011, approximately $24,825 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1 year.  The following table shows the share-based compensation for the three and six months ended April 30, 2011and 2010.

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Selling, general and administrative	$3,240	$397,742	$34,322	$808,054
Research and development	–	–	–	–
	$3,240	$397,742	$34,322	$808,054

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

The following table summarizes ranges of outstanding and exercisable stock-based award as of April 30, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
	Average	Contractual		Average	Contractual
Number	Exercise	Life	Number	Exercise	Life
of Options	Price	(in years)	of Options	Price	(in years)

1,044,387	$2.8	6.28	1,044,387	$2.8	6.28
125,000	$4.08	1.75	125,000	$4.08	1.75
200,000	$0.2	8.93	66,667	$0.2	8.93
1,369,387	$2.52	6.26	1,236,054	$2.79	5.97

Note 11 – Statutory Reserves

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.  For the three months ended April 30, 2011 and 2010, neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the three and six months ended April 30, 2011 and 2010.

Note 12 – Income Taxes

Perfectenergy (Shanghai) Ltd. (“Perfectenergy Shanghai”)

As a manufacturing-related foreign-invested enterprise, Perfectenergy Shanghai locates in Shanghai, China. Under the new enterprises income tax (“EIT”) law was enacted in China from January 1, 2008, the statutory EIT rate is 25%. Perfectenergy Shanghai was granted a two-year income tax exemption and a three-year 50%-reduction starting from January 1, 2005. On January 1, 2008, Perfectenergy Shanghai received the high technology certification from the tax authority. The certification allows Perfectenergy Shanghai to receive the 15% preferential income tax rate for a period of three years from January 1, 2008 to December 31, 2010. The applicable income tax rates are summarized as follows:

Calendar Year	Tax program	Applicable tax rate
2008	Tax Holiday	12.5%
2009	Tax Holiday	12.5%
2010	Preferential income tax rate	15%
2011	Preferential income tax rate	25%*
2012	Preferential income tax rate	25%*
* Perfectenergy Shanghai is in the progress of extending the high technology certification for another three years from 2011 and the income tax rate will be 15% once the certification is granted from authority.

According to the new PRC EIT law, the losses can be carried forward to offset income for the next 5 years successively without any other limitation.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Perfectenergy Solar-tech (Shanghai) Ltd. (“Perfectenergy Solar-tech”)

Perfectenergy Solar-tech is located in Shanghai, China. The applicable tax rate is 25%.

Perfectenergy International Ltd. (U.S.) (“Perfectenergy US”)

The Company’s intermediate holding company, Perfectenergy US, is incorporated in the United States. U.S. federal marginal income tax rate of 34% is levied on Perfectenergy US. Under the U.S. tax code, Perfectenergy US’s operating loss carryforwards will expire, if not utilized, between 2027 and 2031.

Perfectenergy International Ltd. (British Virgin Islands) (“Perfectenergy BVI”)

Perfectenergy BVI is incorporated in British Virgin Islands and is not subject to income tax under the current applicable tax law.

Perfectenergy GmbH

Perfectenergy GmbH is a wholly-owned subsidiary of Perfectenergy BVI located in Germany. Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%. German corporations will now be subject to limitation on the utilization of loss carry forwards for corporation tax. The first €1 million of net operating loss is allowed to carry forward to offset taxable income, while any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the utilization of net operating loss.

The income tax expense is summarized as follows:

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Current:
PRC	$86,972	$—	$87,462	$—
U.S.	$—	$—	$—	$—
German	$—	$133,504	$—	$117,632
	$86,972	$133,504	$87,462	$117,632
Deferred:
PRC	$79,038	$(10,152)	$—	$14,467
U.S.	$—	$—	$—	$—
German	$43,961	$225,956	$10,015	$281,001
	$122,999	$215,804	$10,015	$295,468
Income tax expense	$209,971	$349,308	$97,477	$413,100

Perfectenergy US, Perfectenergy GmbH, Perfectenergy Shanghai, and Perfectenergy Solar-tech all suffered an operating loss for the fiscal year ended October 31, 2010 and for the six months ended April 30, 2011 as well. Management reviews the valuation allowance periodically. As a result, a full valuation allowance has been recognized on the deferred tax asset benefit to reduce the asset to zero, since the Company determined that it was more likely than not that the deferred tax assets would not be utilized based on the Company’s limited operating history and future operating projections.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Significant components of the Company’s deferred tax assets are as follows:

	As of April 30, 2011	As of October 31, 2010
Deferred tax assets
Losses carried forward (PRC)	$110,792	$-
Losses carried forward (U.S.)	$135,000	$-
Losses carried forward (German)	$158,207	$10,184
Less: valuation allowance	$(403,999)	$-
Deferred tax asset, net	$-	$10,184
Non-current portion	$-	$10,184

There was no material effect to loss per share if the statutory income tax had been applied.

The Company also recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based solely on the technical merits of the position. The Company has made the assessment at the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits. As a result, the Company determined that there were no material unrecognized tax benefits as of April 30, 2011.

Note 13 – Concentration of Risk

Cash and cash equivalents

Cash and cash equivalents includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $236,969 and $1,170,245 at April 30, 2011 and October 31, 2010, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Major Customers

For the three months ended April 30, 2011 and 2010, five customers accounted for approximately 73% and 69%, respectively, of the Company’s sales. These customers accounted for approximately 71% and 55% of the Company’s accounts receivable as of April 30, 2011 and 2010, respectively. For the six months ended April 30, 2011 and 2010, five customers together accounted for approximately 74% and 69%, respectively, of the Company’s sales. These customers accounted for approximately 71% and 55% of the Company’s accounts receivable as of April 30, 2011 and 2010, respectively.

Major Vendors

For the three months ended April 30, 2011 and 2010, the Company purchased approximately 59% and 47%, respectively, of their raw materials from three major suppliers. These suppliers represented 0% and 51% of the Company’s total accounts payable as of April 30, 2011 and 2010, respectively. For the six months ended April 30, 2011 and 2010, the Company purchased approximately 58% and 40% raw materials from three major suppliers. These suppliers represented 0% and 34% of the Company’s total accounts payable as of April 30, 2011 and 2010, respectively.

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

Net revenues:	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
China	$21,957	$745,779	$31,010	$1,032,348
Germany	15,774,662	18,396,989	24,036,642	35,437,668
Total revenues	$15,796,619	$19,142,768	$24,067,652	$36,470,016

Note 14 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199) and extend the lease for another 5 years with monthly rent of approximately $26,000 (RMB170,000) until May 31, 2016.   The Company entered into a three-year office lease for Perfectenergy GmbH expiring February 28, 2014 with a monthly rent of approximately $5,720 (approximately EUR 3,855).  The Company entered into a two-year lease for Perfectenergy Solar-Tech that expired March 14, 2010 with a monthly rent of $5,900 (approximately RMB 40,000), which lease was extended through the end of 2011 based on an oral agreement with the landlord.  At April 30, 2011, total future minimum lease payments under an operating lease were as follows:

Period Ended April 30, 2011	Amount
2011	$177,335
2012	383,053
Thereafter	1,253,091

Total rent expense for the three months ended April 30, 2011 and 2010 amounted to $78,594 and $80,720, respectively, and total rent expense for the six months ended April 30, 2011 and 2010 amounted to $156,471 and $162,387, respectively.

Note 15 – Subsequent Event

On June 2, 2011, Tianjin Zhonghuan Co., Ltd. (“Tianjin Zhonghuan”), an A-share listed company in China’s Shenzhen Stock Exchange announced that its Board of Directors approved the purchase of shares of the Company’s common stock for an aggregate purchase price of not more than $6.3 million. Upon closing, Tianjin Zhonghuan will own a 35% stake in the Company. A definitive agreement has not been entered into, and the Company is in negotiations with Tianjin Zhonghuan to enter into a definitive agreement for this sale.  There is no assurance that the sale will be consummated.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries, as of April 30, 2011 and for the three and six month period ended April 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net loss. The accompanying condensed consolidated financial statements are in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include PFGY and each of its wholly owned subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes and assumptions that affect various accounts, including but not limited to long-lived assets, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, and stock compensation as reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements. Management must apply significant judgment. Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality, and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; actual amounts, however, may differ from those estimates.

Fair Value Measurement of Financial Instruments

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

Property and Equipment

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, which is when a signed sales contract or purchase order is received from the customer; 2) delivery has occurred, which is upon shipment when legal title and risk of loss pass to the customer and no other performance obligations remain; 3) the fee is fixed and determinable, and 4) collection is reasonably assured. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government. The revenue is recognized net of VAT tax, discount and allowance at the time.

Loss per Share

The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic EPS excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2011 and April 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Three Months		Three Months
	Ended	% of	Ended	% of
	April 30, 2011	Revenues	April 30, 2010	Revenues
Revenues	$15,796,619	100%	$19,142,768	100.0%

Cost of Revenues	15,835,931	100.2%	17,184,406	89.8%

Gross Profit (Loss)	(39,312)	(0.2%)	1,958,362	10.2%

Selling, General, and Administrative Expenses	941,359	6.0%	2,239,732	11.7%

Research and Development	97,458	0.6%	74,306	0.4%

Loss from Operations	(1,078,129)	(6.8%)	(355,676)	(1.9%)

Other Income (Expense)	187,268	1.2%	(15,293)	(0.1%)

Income (Loss) Before Provision for Income Taxes	(890,861)	(5.6%)	(370,969)	(1.9%)

Provision for Income Taxes	209,971	1.3%	349,309	1.8%

Net Income (Loss)	(1,100,832)	(7.0%)	(720,278)	(3.8%)

Foreign Currency Translation Adjustment	(29,987)	(0.2%)	38,385	0.2%

Comprehensive Income (Loss)	(1,130,819)	(7.2%)	(681,893)	(3.6%)

Revenues. During the three months ended April 30, 2011, we had revenues of approximately $15.8 million compared to revenues of approximately $19.1 million for the three months ended April 30, 2010, a decrease of 17%. This change is attributable to a slow-down in production due to adverse weather conditions in Europe and decreased demand in the market conditions during February 2011 that did not occur during the same months in 2010. Another significant factor was the reduction is average sales prices in Europe, which is our dominant geographic market, of our PV modules from €1.28 per watt to €1.16 watt to stay competitive in response to reductions in sales prices by our competitors.

Cost of Revenues.  Cost of revenues for the three months ended April 30, 2011 decreased to approximately $15.8 million from approximately $17.1 million for the three months ended April 30, 2010, a decrease of 8%.  Silicon wafer costs remained relatively stable compared to the same period last year. Also due to lower production levels in January and February, our fixed production costs were higher in the second quarter of 2011 compared to the same period last year, which offset the benefits resulting from an improved efficiency rate.  In response to lower product sales from January and February 2011, we made adjustments to our production and shipment patterns in an effort to reduce costs and attain profitability.

Gross Profit (Loss).  Gross loss was approximately $39,000 for the three months ended April 30, 2011 as compared to gross profit of approximately $2.0 million for the three months ended April 30, 2010, representing a gross margin of (0.2)% in 2011 and 10.2% in 2010.  The decrease in gross profit was primarily due to reduced average sales prices by about 10%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled approximately $0.9 million for the three months ended April 30, 2011 compared to approximately $2.2 million for the three months ended April 30, 2010, a decrease of 58%.  The decrease is primarily attributable to significantly reduced transportation costs due to a decrease in shipments, which resulted from decreased market demands, as well as decreased stock-based compensation expenses compared to the same period last year.

Research and Development Costs.  Research and development costs, which include development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled approximately $97,000 for the three months ended April 30, 2011 compared to approximately $74,000 for the three months ended April 30, 2010.  Our specific R&D activities during the last quarter included fine-tuning of our production process and experiments with new raw materials to improve efficiency or meet specific customer specifications. The 31% increase between the two periods is attributable to tests conducted during the period that were not conducted during the same period last year.

Other Income (Expense).  We had other income of $187,268 for the three months ended April 30, 2011 compared to other expense of $15,293 for the three months ended April 30, 2010.  This increase in other income was mainly due to an exchange gain from the fluctuation of European sales in the second quarter of 2011.

Net Loss.  Our net loss for the three months ended April 30, 2011 was approximately $1.1 million compared to net loss of approximately $0.7 million for the three months ended April 30, 2010.  The increase in net loss is attributable to a decrease in sales margin as a result of market conditions and a slow-down in production despite a significant decrease in our selling, general and administrative expenses.

Comparison of Six Months Ended April 30, 2011 and April 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Six Months Ended April 30, 2011	% of Revenues	Six Months Ended April 30, 2010	% of Revenues
Revenues	$24,067,652	100%	$36,470,016	100%

Cost of Revenues	23,348,810	97.0%	32,798,214	89.9%

Gross Profit (Loss)	718,842	3.0%	3,671,802	10.1%

Selling, General, and Administrative Expenses	2,304,609	9.6%	4,089,400	11.2%

Research and Development	193,057	0.8%	247,136	0.7%

Loss from Operations	(1,778,824)	(7.4%)	(664,734)	(1.8%)

Other Income (Expense)	189,991	0.8%	113,669	0.3%

Income (Loss) Before Provision for Income Taxes	(1,588,833)	(6.6%)	(551,065)	(1.5%)

Provision for Income Taxes	97,477	0.4%	413,100	1.1%

Net Income (Loss)	(1,686,310)	(7.02%)	(964,165)	(2.6%)

Foreign Currency Translation Adjustment	214,404	0.9%	(63,801)	(0.2%)

Comprehensive Income (Loss)	(1,471,906)	(6.1%)	(1,027,966)	(2.8%)

Revenues.  Our revenues are generated by sales of solar cells and solar modules.  During the six months ended April 30, 2011, we had revenues of approximately $24.1 million compared to revenues of approximately $36.5 million for the six months ended April 30, 2010, a decrease of 34%.  This change is attributable to a slow-down in production due to adverse weather conditions in Europe and decreased demand in the market during January and February 2011 that did not occur during the same months in 2010.  The decrease is also attributable to reduced sales prices of our PV modules in Europe, which is our dominant geographic market, in order to stay competitive with our competitors who reduced their sales prices.

Cost of Revenues.  Cost of revenues for the six months ended April 30, 2011 decreased to approximately $23.3 million from approximately $32.8 million for the six months ended April 30, 2010, a decrease of 29%.  The unit purchasing price of silicon wafer/cells remained relatively stable between the periods. The decrease is mostly in line with the decrease in our sales between the two periods but can also be explained by increased production costs in January and February of 2011 due to unabsorbed fixed costs incurred for low production levels during those months.

Gross Profit.  Gross profit was approximately $0.7 million for the six months ended April 30, 2011 as compared to gross profit of approximately $3.7 million for the six months ended April 30, 2010, representing a gross margin of 3.0% in 2011 and gross margin of 10.1% in 2010.  The decrease in gross profit was primarily due to the decrease in average sales prices by 6% compared to the same period last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled approximately $2.3 million for the six months ended April 30, 2011 compared to approximately $4.1 million for the six months ended April 30, 2010, a decrease of 44%.  The decrease is in line with decreased sales activities, which include shipping and transportation cost related to exports to Europe and reduced stock-compensation expenses and bad debts expenses incurred during the period. The compensation expense decrease for the same period in current year is resulted from the fully amortization of stock-based compensation and no new options were granted to employee during the period.

Research and Development Costs.  Research and development costs, which include development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled approximately $193,000 for the six months ended April 30, 2011 compared to approximately $247,000 for the six months ended April 30, 2010.  The 22% decrease between the two periods is attributable to overall cost-savings efforts in operational activities along with a reduced production level in early 2011, both of which affect our R&D costs.

Other Income.  We had other income of approximately $190,000 for the six months ended April 30, 2011 compared to other income of approximately $114,000 for the six months ended April 30, 2010.  The increase in other income is mainly from exchange gains recognized for our European sales.

Net Income (Loss).  Our net loss for the six months ended April 30, 2011 was approximately $1.7 million compared to net loss of approximately $964,000 for the six months ended April 30, 2010.  The increase in net loss is attributable to decreased gross margins offset by reduced sales-related expenses during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Six Months Ended April 30, 2011

Net cash provided by operating activities was $812,819 during the six months ended April 30, 2011, while net cash provided by operating activities was $1.7 million during the six months ended April 30, 2010.  The decrease in cash flow from operating activities during the periods was mainly due to increased operational losses and increased working capital requirements for additional business activities mostly carried out by our German subsidiary since March and April 2011.  These business activities involved direct contracting to PV module manufacturers in China and re-sale to European customers.  Increased sales activities of our German subsidiary resulted in increased accounts receivable and inventory level of the German subsidiary during the quarter ended April 30, 2011 compared to the same period last year.  These increases in accounts receivable and inventory were offset by increased accounts payable and customer deposits due to changes in trade terms in the supply market and additional customer deposits from new business.

Net cash used in investing activities was $51,368 during the six months ended April 30, 2011, while net cash used in investing activities was $266,000 during the six months ended April 30, 2010.  Uses of cash in investing activities included equipment purchases. The decrease in net cash used in investing activities between the two periods is attributed to controlled spending on capital expenditures during the period.

There was no cash provided by or used in financing activities during the six months ended April 30, 2011 and 2010.

Liquidity and Capital Resources

As of April 30, 2011, we had cash and cash equivalents of $2.8 million as compared to $5.6 million at April 30, 2010. We will require a significant amount of cash to fund expansion of our operations. Despite a reduction in revenues in the current quarter, management projects growth of our business in future periods. Reduced revenue and profitability, which under present facts and circumstances management believes are temporary, have led us to revise our plans for capital spending and expansion to defer certain steps until we achieve greater profitability or obtain access to capital on terms attractive to us. Further changes in our operating plans, an increase in our inventory, increased expenses, or other events, may prompt us to seek additional equity or debt financing. If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses; meanwhile, we will need to continue to generate new sales while controlling our costs.

We have incurred recurring operating losses and had an accumulated deficit of $2.78 million as of April 30, 2011. Notwithstanding the foregoing, we had positive working capital of $3.2 million as of April 30, 2011. Management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing the volume of our product sales. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations.

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

On June 2, 2011, Tianjin Zhonghuan Co., Ltd. (“Tianjin Zhonghuan”), an A-share listed company on China’s Shenzhen Stock Exchange announced that its Board of Directors approved the purchase of shares of our common stock for an aggregate purchase price of not more than $6.3 million.  Upon closing, Tianjin Zhonghuan will own a 35% stake in the Company. A definitive agreement has not been entered into, and the Company is in negotiations with Tianjin Zhonghuan to enter into a definitive agreement for this sale. There is no assurance that the sale will be consummated.

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

Based on that evaluation, as of April 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures due to the following material weaknesses in internal control identified by management in our financial statement reporting process:

(i)
Lack of sufficient communications between our headquarters in Shanghai and our German subsidiary for timely resolutions on daily accounting issues and deficiencies in controls of financial reporting process; and

(ii)	Lack of sufficient U.S. GAAP knowledge, including experience and skills, of our accounting personnel for the accurate accounting of various business issues.

The material weaknesses were identified in October 2010. Management believes that these weaknesses continued as a direct result of a continued significant increase in operating activities in 2011. We have taken the following measures to remediate these material weaknesses:

(i)	Developed a rigorous process of communications between all persons involved in the financial reporting process and improved the quality of review of financial statements;

(ii)
Hired and outsourced additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure pursuant to SEC rules; and

(iii)	Provided additional training and cross-training to our accounting personnel, including in the areas of new and emerging accounting standards.

We plan on continuing to identify and implement remedial measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (2)

3.2	Bylaws (1)

10.1	Salary Adjustment Letter for Wennan (Jack) Li, dated March 25, 2011 (3)

10.2	Salary Adjustment Letter for Xiaolin (Edward) Zhuang, dated March 25, 2011 (3)

10.3	Employment Agreement between Perfectenergy International Limited and Xiaolin (Edward) Zhuang, dated March 25, 2011 (3)

10.4	Salary Adjustment Letter for Diping Zhou, dated March 25, 2011 (3)

10.5	Director Agreement with Adam Roseman, dated February 11, 2011*

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.

(2)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(3)	Filed on March 30, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: June 14, 2011	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Authorized Officer)

Date: June 14, 2011	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Financial Officer)