Form 10-Q
period 2011-06-30
PERFECTENERGY INTERNATIONAL LTD
filed 2011-08-22
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 29,626,916 issued and outstanding as of August 19, 2011.

 TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

		Page
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION		3

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 and October 31, 2010 (unaudited)	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Two and Eight Months Ended June 30, 2011 and the Three and Nine months Ended July 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Eight Months Ended June 30, 2011 and the Nine Months Ended July 31, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 6.	Exhibits	36

SIGNATURES		37

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	October 31,
	2011	2010
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$3,105,520	$2,392,053
Accounts receivable	9,549,189	3,992,826
Other receivables, net	2,021,152	457,943
Inventories, net	13,942,372	8,161,566
Prepayments	1,846,744	1,245,734
Total current assets	30,464,977	16,250,122

PROPERTY AND EQUIPMENT, NET	5,047,434	6,032,389

OTHER ASSETS:
Deferred tax assets	-	10,184
Advance for equipment purchases	-	420
Total other assets	-	10,604

Total assets	$35,512,411	$22,293,115

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,294,813	$7,661,988
Accrued liabilities	1,214,840	1,012,588
Customer deposits	1,242,313	354,923
Other payables	175,721	73,641
Deferred revenue	2,205,101	-
Value-added and other taxes payable	2,457,230	3,195,366
Total current liabilities	27,590,018	12,298,506

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value, 94,250,000 shares authorized,
29,626,916 shares issued and outstanding as of
June 30, 2011 and October 31, 2010	29,627	29,627
Additional paid-in capital	9,444,969	9,408,487
Statutory reserves	110,068	110,068
Retained earnings	(3,478,639)	(1,091,021)
Accumulated other comprehensive income	1,816,368	1,537,448
Total shareholders' equity	7,922,393	9,994,609

Total liabilities and shareholders' equity	$35,512,411	$22,293,115

See accompanying notes to condensed consolidated financial statements

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Two months ended	Three months ended	Eight months ended	Nine months ended
	June 30, 2011	July 31, 2010	June 30, 2011	July 31, 2010
REVENUES	$14,506,662	$20,729,634	$38,574,314	$57,199,650

COST OF REVENUES	13,776,260	19,692,856	37,125,070	52,491,070

GROSS PROFIT	730,402	1,036,778	1,449,244	4,708,580

OPERATING EXPENSES:
Selling, general and administrative	1,115,914	1,984,530	3,420,523	6,073,930
Research and development	76,701	157,849	269,758	404,985
Total operating expenses	1,192,615	2,142,379	3,690,281	6,478,915

LOSS FROM OPERATIONS	(462,213)	(1,105,601)	(2,241,037)	(1,770,335)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(6,719)	-	(28,273)	-
Interest income	1,133	2,799	7,402	1,639
Non-operating income (expense)	(297,439)	(89,618)	(92,163)	(4,144)
Change in fair value of warrants	-	208	-	29,563
Total other income (expense)	(303,025)	(86,611)	(113,034)	27,058

LOSS BEFORE PROVISION FOR INCOME TAXES	(765,238)	(1,192,212)	(2,354,071)	(1,743,277)

PROVISION (BENEFIT) FOR INCOME TAXES	(63,930)	(210,995)	33,547	202,105

NET LOSS	(701,308)	(981,217)	(2,387,618)	(1,945,382)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	64,516	163,691	278,920	99,890

COMPREHENSIVE LOSS	$(636,792)	$(817,526)	$(2,108,698)	$(1,845,492)

EARNINGS PER SHARE:
Basic	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916	29,626,916	29,626,916
Diluted	29,626,916	29,626,916	29,626,916	29,626,916

See accompanying notes to condensed consolidated financial statements

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Eight months ended	Nine months ended
	June 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,387,618)	$(1,945,382)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation	1,224,438	1,262,440
Bad debt expense		249,968
Provision/(Recovery) on obsolete inventory	938,516	-
Loss on disposal		(171,712)
Compensation expense for options issued to employees	36,482	11,386
Change in fair value of warrants		1,207,851
Late registration penalties	-	(29,563)
Changes in assets and liabilities:
Accounts receivable	(5,249,547)	(3,125,312)
Other receivables	(1,522,526)	1,294,514
Inventories	(6,281,124)	(956,489)
Prepayments	(529,160)	31,448
Prepaid income taxes	-	(84,135)
Deferred tax assets	10,133	202,104
Accounts payable	12,032,307	2,785,308
Accrued liabilities	187,377	(232,017)
Customer deposits	838,928	(1,763,989)
Other payables	143,045	(449,999)
Deferred revenue	2,127,409
Value-added and other taxes payable	(820,717)	(649,023)
Net cash provided by (used in ) operating activities	747,943	(2,362,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(65,991)	(672,178)
Advances on equipment purchases	426	-
Refund of deposit from land use rights		278,939
Net cash used in investing activities	(65,565)	(393,239)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	31,089	609,347

INCREASE (DECREASE) IN CASH	713,467	(2,146,494)

CASH, beginning of period	2,392,053	3,582,854

CASH, end of period	$3,105,520	$1,436,360

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$28,382

See accompanying notes to condensed consolidated financial statements

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The Company has incurred a net loss of $2.39 million for the eight months ended June 30, 2011 and has an accumulated deficit of $3.48 million as of June 30, 2011. Notwithstanding the foregoing, the Company has positive working capital of $2.9 million as of June 30, 2011. Management anticipates that it will generate sufficient cash flows to fund its operations for the next twelve months by increasing the volume of its product sales and raising additional capital from an equity financing and/or a lending facility from the local bank.  However, the Company does not have final binding commitments for such financings.  The Company’s ability to continue its operations for the next 12 months is primarily dependent upon its ability to grow its planned level of operations and obtain sufficient financial support and additional capital at acceptable costs.  If events or circumstances occur such that the Company is unable to or does not meet its operating plan as expected and obtained additional financing within 12 months, the Company may be required to significantly curtail or cease its operations.  The Company’s history of operating losses and lack of binding financing commitments, raise substantial doubt as to its ability to continue as a going concern.

(b) Basis of Presentation and Principles of Consolidation

The Company changed its year end from October 31 to September 30 effective May 4, 2011. The financial statements presented herein include the statements of operations and cash flows for the eight months ended June 30, 2011, and the nine months ended July 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

The accompanying unaudited condensed consolidated financial statements of the Company and all its wholly owned subsidiaries, Perfectenergy BVI, Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech, as of June 30, 2011 and for the two and eight months period ended June 30, 2011 and for the three and nine months ended July 31, 2010 have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP’) for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of the Company’s financial position, operating results, and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net loss.

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based on the quantity, quality, and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; actual amounts, however, may differ from those estimates.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

(d) Deferred Rent Obligation

The Company accounts for rent expense under the non-cancelable operating lease and amendments by amortizing the abated rent and scheduled rent increases on a straight-line basis over the lease term beginning with the effective lease commencement dates.

(e) Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, which is when a signed sales contract or purchase order is received from the customer; 2) delivery has occurred, which is when legal title and risk of loss pass to the customer and no other performance obligations remain; 3) the fee is fixed and determinable, and 4) collection is reasonably assured. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government. The revenue is recognized net of VAT tax, discount and allowance at the time.

The Company retains limited ownership of goods delivered to customers governed by Section 449 of the German Civil Code for the sole purpose of enabling recovery of goods in the event of customer default on payment.  The Company recognizes revenue upon delivery, assuming all other revenue recognition criteria have been met, as the Company is not entitled to direct the disposition of the goods, cannot rescind the transaction, cannot prohibit its customer from moving, selling or otherwise using the goods in the ordinary course of business.

For certain sales to one of the Company’s distributors, payment is contingent upon that distributor’s ability to resell the products.  As a result, revenue is not recognized until the distributor has resold the products.

The Company offers pricing protection to some of its distributor customers whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

(f) Fair Value Measurement of Financial Instruments

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
June 30, 2011
(UNAUDITED)

(g) Foreign Currency Translation

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

The reporting currency of the Company is the United States dollar. In translating the financial statements of the Company’s subsidiaries from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

In accordance with the accounting standard regarding "Statement of Cash Flows," cash flows from the Company's operations are calculated based on local currencies using the average exchange rate prevailing during the reporting period translated into the Company's reporting currency of United States dollars. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.
(h) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(i) Accounts Receivable

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
June 30, 2011
(UNAUDITED)

(j) Other Receivables

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

(k) Inventories

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

(l) Prepayments

Prepayments are prepayments to the Company’s suppliers. Some of the Company’s suppliers require advanced payment before a delivery is made. Such prepayments are recorded in the financial statements as prepayments until delivery has occurred.

(m) Property and Equipment, net

Equipment and leasehold improvements are stated at cost.  Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based on a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change, and the Company’s business plans for the asset.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Leasehold improvements	Lease term
Transportation equipment	5 years
Machinery	5 - 10 years
Office equipment	5 years

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

(n) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of June 30, 2011, the Company expects these assets to be fully recoverable.

(o) Customer Deposits

Customer deposits are prepayments from our customers.  Some of our sales require customers to prepay before delivery is made.  Such prepayments are recorded in our financial statements as customer deposits until delivery has occurred.

(p) Value Added Tax (“VAT”)

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

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

(q) Provision for Income Taxes

The Company accounts for income taxes in accordance with the Accounting Standard Codification (“ASC”) 740 Income Tax for income taxes. Under the asset and liability method as required by this accounting standard, the Company must recognize deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.

The Company adopted Accounting Standard Codification (“ASC”) 740 Income Tax for Accounting for Uncertainty in Income Taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The Company accounts for interest and penalties related to uncertain tax positions as income tax expenses.

The Company accounts for income taxes using the asset and liability method.  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purpose of the Company.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary based on the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based on estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

(r) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general and administrative expenses.  Shipping and handling expense of sales amounted to $969,598 for the eight months ended June 30, 2011 and $1,851,369 for the nine months ended July 31, 2010, respectively, and $506,807 for the two months ended June 30, 2011 and $827,013 for the three months ended July 31, 2010, respectively.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

(s) Advertising

Advertising and promotion expenses are expensed as incurred, and the expense was immaterial during the periods.

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

(u) Earnings per Share

The Company reports earnings per share in accordance with the provisions of Accounting Standard Codification (“ASC”) 260 Earnings Per Share. This standard requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:
	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight months ended June 30, 2011	Nine months ended July 31, 2010
	(Unaudited)		(Unaudited)
Net loss for basic earnings per share computation	$(701,308)	(981,217)	$(2,387,618)	(1,945,382)

Weighted average shares used in basic computation	29,626,916	29,626,916	29,626,916	29,626,916
Diluted effect of options and warrants	-	-	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.02)	(0.03)	$(0.08)	(0.07)
Diluted	$(0.02)	(0.03)	$(0.08)	(0.07)

For the periods ended June 30, 2011 and July 31, 2010, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

(v) Stock-Based Compensation

The Company records and reports stock based compensation pursuant to Accounting Standard Codification (“ASC”) 718 Compensation-Stock Compensation which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.  Stock compensation for stock granted to non-employees has also been determined in accordance with FASB’s related accounting standard as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Note 2 – Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-28, which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual testes if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2011	October 31, 2010
Accounts receivable	$9,549,189	$3,992,826
Less: allowance for doubtful accounts	-	-
	9,549,189	$3,992,826

At June 30, 2011 and October 31, 2010, there was no allowance for doubtful accounts as management believes all accounts balances were considered to be collectible.

Note 4 – Other Receivables

Other receivables consisted of the following:

	June 30, 2011	October 31, 2010
Other receivables – Current	$2,021,152	$457,943
Other receivables – Noncurrent	3,803,387	3,803,387
Less: allowance for doubtful accounts	(3,803,387)	(3,803,387)
Total	$2,021,152	$457,943

Other receivables mainly consist of foreign currency amounts transferred and held by the Company’s export agents.  Based on an analysis of the ending balance, no allowance for doubtful account is considered to be necessary.

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials GmbH (“Sun Materials”).  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.8 million. However, as of December 2009, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus Management Corp., British Virgin Island (“Regus BVI”), its original supplier for the MEMC granular polysilicon, Regus BVI was obligated to repay the prepayments in five installments.  Regus BVI made a small initial repayment, which was not in accordance with the terms established in the repayment agreement.  There have been no payments from any parties involved.  Based on our continuous assessment on June 30, 2011, doubts as to the collectability of this advancement still exists, management estimated that a 100% provision (approximately $3.8 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2011	October 31, 2010
Raw materials	$946,567	$703,452
Finished goods	13,947,352	7,726,441
Work in progress	577,226	277,760
Supplies	18,878	15,709
Less inventory reserve	(1,547,651)	(561,796)
Total	$13,942,372	$8,161,566

Movement on inventory reserve:

	June 30, 2011	October 31, 2010
Beginning balance	$561,796	$637,335
Additions charged to costs of goods sold	938,516	84,389
Recovery on obsolete inventory	-	(172,274)
Foreign currency translation adjustments	47,339	12,346
Ending balance	$1,547,651	$561,796

The increase in inventory reserve is mainly related to additional net realizable value provision against the PV modules held on hand/in transit due to devaluation of modules in the current market.

Note 6 – Prepayments

Prepayments are mostly monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $1,728,223 and $1,197,636 as of June 30, 2011 and October 31, 2010, respectively.

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Note 7 – Property and Equipment, net

Property and equipment consisted of the following:

	June 30, 2011	October 31, 2010
Leasehold Improvements	$2,046,762	$1,959,528
Transportation equipment	342,165	321,774
Machinery	7,566,626	7,321,695
Office equipment	249,177	219,731
Less: accumulated depreciation	(5,157,296)	(3,790,339)
Total	$5,047,434	$6,032,389

Depreciation expense for the eight months ended June 30, 2011 amounted to $1,224,438 and for the nine months ended July 31, 2010 amounted to $1,262,440, respectively, and for the two months ended June 30, 2011 amounted to $465,527 and for the three months ended July 31, 2010 amounted to $599,163, respectively.

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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of June 30, 2011, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Note 9 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  Employees are entitled to an annual pension at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. The Company made pension contributions in amount of $214,926 for the eight months ended June 30, 2011, and $170,896 for the nine months ended July 31, 2010, respectively, and for each of the two months ended June 30, 2011 and three months ended July 31, 2010, the Company made pension contributions in the amount of $44,665 and $54,607, respectively.

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

The fair value is determined using the following assumptions:

April 7, 2010
Expected volatility	170.00%
Risk-free interest rate	2.98%
Expected dividend	-
Expected forfeiture rate	-
Expected life (in years)	6.50

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield based on the current and expected dividend policy. The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future; therefore, the Company used an expected dividend yield of zero. Forfeiture is estimated at the time of grant. The Company’s estimate is zero at April 7, 2010 because of the small number of employees involved, and there is no expected future employee termination prior to vesting.  The expected life represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules. Because the Company does not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of each option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Stock-based award activity was as follows:

	Option Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	121,238	1,369,387	$2.52	6.76	$	―
Granted	―	―	―	―		―
Cancelled	—	―	―	―		―
Exercised	―	―	―	―		―
Outstanding at June 30, 2011	121,238	1,369,387	$2.52	6.09	$	―

Exercisable at June 30, 2011	―	1,236,054	$2.79	5.80		$—

As of June 30, 2011, approximately $22,665 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1 year.  The following table shows the share-based compensation for the comparative period in 2011and 2010.

	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight Months ended June 30, 2011	Nine months ended July 31, 2010
Selling, general and administrative	$2,160	$399,797	$36,482	$1,207,851
Research and development	–	–	–	–
	$2,160	$399,797	$36,482	$1,207,851

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

The following table summarizes ranges of outstanding and exercisable stock-based award as of June 30, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
	Average	Contractual		Average	Contractual
Number	Exercise	Life	Number	Exercise	Life
of Options	Price	(in years)	of Options	Price	(in years)
1,044,387	$2.8	6.11	1,044,387	$2.8	6.11
125,000	$4.08	1.58	125,000	$4.08	1.58
200,000	$0.2	8.76	66,667	$0.2	8.76
1,369,387	$2.52	6.09	1,236,054	$2.79	5.80

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

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.  For the two months ended and eight months ended June 30, 2011 neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the two and eight months ended June 30, 2011.

Note 12 – Income Taxes

Perfectenergy International Limited (“The Company”)

The Company is incorporated in the United States. U.S. federal marginal income tax rate of 34% is levied. Under the U.S. tax code, the Company’s operating loss carryforwards will expire, if not utilized, between 2027 and 2031.

Perfectenergy Shanghai

As a manufacturing-related foreign-invested enterprise, Perfectenergy Shanghai is located in Shanghai, China. Under the new enterprises income tax (“EIT”) law that was enacted in China from January 1, 2008, the statutory EIT rate is 25%. Perfectenergy Shanghai was granted a two-year income tax exemption and a three-year 50%-reduction starting from January 1, 2005. On January 1, 2008, Perfectenergy Shanghai received the high technology certification from the tax authority. The certification allows Perfectenergy Shanghai to receive the 15% preferential income tax rate for a period of three years from January 1, 2008 to December 31, 2010. The applicable income tax rates are summarized as follows:

Calendar Year	Tax program	Applicable tax rate
2008	Tax Holiday	12.5%
2009	Tax Holiday	12.5%
2010	Preferential income tax rate	15%
2011	Corporate income tax rate	25%
2012	Corporate income tax rate	25%

According to the new PRC EIT law, the losses can be carried forward to offset income for the next 5 years successively without any other limitation.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Perfectenergy Solar-tech

Perfectenergy Solar-tech is located in Shanghai, China. The applicable tax rate is 25%.

Perfectenergy BVI

Perfectenergy BVI is incorporated in British Virgin Islands and is not subject to income tax under the current applicable tax law.

Perfectenergy GmbH

Perfectenergy GmbH is a wholly owned subsidiary of Perfectenergy BVI located in Germany. Perfectenergy GmbH’s aggregated tax burden, including corporate income tax plus solidarity surcharge and trade tax is 31.5%. German corporations will now be subject to limitation on the utilization of loss carry forwards for corporation tax. The first €1 million of net operating loss is allowed to carry forward to offset taxable income, while any utilization above that threshold will generally be limited to 60% of taxable income. There is no expiration date for the utilization of net operating loss.

The income tax expense is summarized as follows:

	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight Months ended June 30, 2011	Nine months ended July 31, 2010
Current:
PRC	$(64,048)	$557	$23,413	$553
U.S.	$—	$—	$—	$—
German	$118	$(144,202)	$(50)	$(26,570)
	$(63,930)	$(143,645)	$23,363	$(26,017)
Deferred:
PRC	$—	$8,610	$—	$23,081
U.S.	$—	$—	$—	$—
German	$—	$(75,960)	$10,184	$205,041
	$—	$(67,350)	$10,184	$228,122
Income tax expense	$(63,930)	$(210,995)	$33,547	$202,105

Perfectenergy US, Perfectenergy GmbH, Perfectenergy Shanghai, and Perfectenergy Solar-tech all suffered an operating loss for the fiscal year ended October 31, 2010 and for the eight months ended June 30, 2011 as well. Management reviews the valuation allowance periodically. As a result, a full valuation allowance has been recognized on the deferred tax asset benefit to reduce the asset to zero, since the Company determined that it was more likely than not that the deferred tax assets would not be utilized based on the Company’s limited operating history and future operating projections.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Significant components of the Company’s deferred tax assets are as follows:

	As of June 30, 2011	As of October 31, 2010
Deferred tax assets
Losses carried forward (PRC)	$51,331	$-
Losses carried forward (U.S.)	$135,000	$-
Losses carried forward (German)	$141,131	$10,184
Less: valuation allowance	$(327,462)	$-
Deferred tax asset, net	$-	$10,184
Non-current portion	$-	$10,184

There was no material effect to loss per share if the statutory income tax had been applied.

The Company also recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based solely on the technical merits of the position. The Company has made the assessment at the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits. As a result, the Company determined that there were no material unrecognized tax benefits as of June 30, 2011.

Note 13 – Concentration of Risk

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $838,320and $1,170,245 at June 30, 2011 and October 31, 2010, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Major Customers

Five customers accounted for approximately 83% of the Company’s sales for the two months ended June 30, 2011and 46% for the three months ended July 31, 2010 of the Company’s sales.  For the eight months ended June 30, 2011, five customers together accounted for approximately 53% and 52% for the nine months ended July 31, 2010, respectively, of the Company’s sales. These customers accounted for approximately 67% and 45% of the Company’s accounts receivable as of June 30, 2011 and July 31, 2010, respectively.

The following table summarizes customers that contributed greater than 10% of net revenues:

Name of Customer	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight months ended June 30, 2011	Nine months ended July 31, 2010
Customer A	45%	*	25%	*
Customer B	16%	*	16%	*
Customer C	*	*	19%	*

* Less than 10%

The following table summarizes customers with greater than 10% of outstanding accounts receivables:

Name of Customer	As of June 30, 2011	As of July 31, 2010
Customer A	0%	*
Customer B	54%	*
Customer C	15%	*

* Less than 10%

Major Vendors

For the two months ended June 30, 2011 the Company purchased approximately 40% and 51% for the three months ended July 31, 2010, respectively, of their raw materials from three major suppliers.  For the eight months ended June 30, 2011, the Company purchased approximately 67% and 39% for the nine months ended July 31, 2010 of raw materials from three major suppliers. These suppliers represented 21% and 47% of the Company’s total accounts payable as of June 30, 2011 and  July 31, 2010, respectively.

The following table summarizes suppliers that provided greater than 10% of net purchases:

Name of Supplier	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight months ended June 30, 2011	Nine months ended July 31, 2010
Supplier A	22%	*	17%	*
Supplier B	17%	*	12%	*
Supplier C	11%	*	*	*

* Less than 10%

The following table summarizes suppliers with greater than 10% of outstanding accounts payables:

Name of Supplier	As of June 30, 2011	As of July 31, 2010
Supplier A	5%	*
Supplier B	1%	*
Supplier C	15%	*

* Less than 10%

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

 PERFECTENERGY INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  The following table summarizes the financial information for the Company’s revenues based on geographic area:

Net revenues:	Two months ended June 30, 2011	Three months ended July 31, 2010	Eight Months ended June 30, 2011	Nine months ended July 31,2010
China	$738,027	$1,842,317	$769,037	$2,874,665
Germany	13,768,635	18,887,317	37,805,277	54,324,985
Total revenues	$14,506,662	$20,729,634	$38,574,314	$57,199,650

Note 14 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199) and extends the lease for another 5 years with monthly rent of approximately $26,000 (RMB170,000) until May 31, 2016.   The Company entered into a three-year office lease for Perfectenergy GmbH expiring February 28, 2014 with a monthly rent of approximately $5,720 (approximately EUR 3,855).  The Company entered into a two-year lease for Perfectenergy Solar-Tech that expired March 14, 2010 with a monthly rent of $5,900 (approximately RMB 40,000), which lease was extended through the end of 2011 based on an oral agreement with the landlord.  At June 30, 2011, total future minimum lease payments under an operating lease were as follows:

Period Ended June 30, 2011	Amount
2011	$95,654
2012	382,615
2013	382,615
2014	349,634
2015 and Thereafter	556,001

Total rent expense for the two months ended June 30, 2011 amounted to $58,366 and three months ended July 31, 2010 amounted to $77,960, respectively, and total rent expense for the eight months ended June 30, 2011 amounted to $205,906 and the nine months ended July 31, 2010 amounted to $240,347, respectively.

Note 15 – Outstanding Equity Deal

On June 2, 2011, Tianjin Zhonghuan Co., Ltd. (“Tianjin Zhonghuan”), an A-share listed company in China’s Shenzhen Stock Exchange announced that its Board of Directors approved the purchase of shares of the Company’s common stock for an aggregate purchase price of not more than $6.3 million. Upon closing, Tianjin Zhonghuan will own a 35% stake in the Company. As of June 30, 2011, the definitive agreement has not been entered into, and the Company is in negotiations with Tianjin Zhonghuan to enter into a definitive agreement for this sale.  There is no assurance that the sale will be consummated.

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

We changed our fiscal year end from October 31 to September 30 effective May 4, 2011. The financial statements presented herein include the statements of operations and cash flows for the eight months ended June 30, 2011, and the nine months ended July 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods. The recasting of the comparable period in 2010 was not considered to be practical.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes and assumptions that affect various accounts, including but not limited to long-lived assets, income taxes, inventories, revenue recognition and related sales reserves, allowance for doubtful accounts, and stock compensation as reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions used to prepare these financial statements. Management must apply significant judgment. Among the factors, but not fully inclusive of all factors that may be considered by management, are the following: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of exchange; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that lies within that range of reasonable estimates based on the quantity, quality, and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; actual amounts, however, may differ from those estimates.

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

Property and Equipment

Equipment and leasehold improvements are stated at cost. Depreciation is computed by using the straight-line method at rates based on the estimated useful lives of the various classes of property. Estimates of useful lives are based on a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change, and the Company’s business plans for the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

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

Deferred Rent Obligation

The Company accounts for rent expense under the non-cancelable operating lease and amendments by amortizing the abated rent and scheduled rent increases on a straight-line basis over the lease term beginning with the effective lease commencement dates.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, which is when a signed sales contract or purchase order is received from the customer; 2) delivery has occurred, which is when legal title and risk of loss pass to the customer and no other performance obligations remain; 3) the fee is fixed and determinable, and 4) collection is reasonably assured. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a Germany VAT at a rate of 19% of the gross sales price or at a rate approved by the Germany government. The revenue is recognized net of VAT tax, discount and allowance at the time.

The Company retains limited ownership of goods delivered to customers governed by Section 449 of the German Civil Code for the sole purpose of enabling recovery of goods in the event of customer default on payment.  The Company recognizes revenue upon delivery, assuming all other revenue recognition criteria have been met, as the Company is not entitled to direct the disposition of the goods, cannot rescind the transaction, cannot prohibit its customer from moving, selling or otherwise using the goods in the ordinary course of business.

For certain sales to one of the Company’s distributors, payment is contingent upon that distributor’s ability to resell the products.  As a result, revenue is not recognized until the distributor has resold the products.

The Company offers pricing protection to some of its distributor customers whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable.

RESULTS OF OPERATIONS

Comparison of Two Months Ended June 30, 2011 and Three Months Ended July 31, 2010

The following table sets forth the results of our operations for the periods indicated:

	Two Months Ended June 30, 2011	% of Revenues	ThreeMonths Ended July 31, 2010	% of Revenues
Revenues	$14,506,662	100.0%	$20,729,634	100.0%

Cost of Revenues	13,776,260	95.0%	19,692,856	95.0%

Gross Profit	730,402	5.0%	1,036,778	5.0%

Selling, General, and Administrative Expenses	1,115,914	7.7%	1,984,530	9.6%

Research and Development	76,701	0.5%	157,849	0.8%

Loss from Operations	(462,213)	(3.2)%	(1,105,601)	(5.3)%

Other Expense	(303,025)	(2.1)%	(86,611)	(0.4)%

Income Before Provision for Income Taxes	(765,238)	(5.3)%	(1,192,212)	(5.8)%

Provision for Income Taxes	(63,930)	0.4%	(210,995)	(1.0)%

Net Loss	(701,308)	(4.8)%	(981,217)	(4.7)%

Foreign Currency Translation Adjustment	64,516	0.4%	163,691	0.8%

Comprehensive Loss	(636,792)	(4.4)%	(817,526)	(3.9)%

Revenues. During the two months ended June 30, 2011, we had revenues of approximately $14.5 million compared to revenues of approximately $20.7 million for the three months ended July 31, 2010. Despite the decline in the average sales price of PV modules in the European market, we maintained a high volume of delivery of our PV module products. Compared to the three months ended July 31, 2010, the average number of units shipped per month of PV modules increased by 40% in the two months ended June 30, 2011.  We achieved this increase by contracting with PV module manufacturers in China and through the resale to European customers by our German subsidiary whereas our Shanghai plant mostly self-manufactured our products during the three months ended July 31, 2010.

Cost of Revenues.   Cost of revenues for the two months ended June 30, 2011 decreased to approximately $13.8 million from approximately $19.7 million for the three months ended July 30, 2010.  The monthly cost of sales increased with the increased shipment during the two months ended June 30, 2011, and this offset the positive impact from the decline in silicon wafer costs by 30% compared to the comparable period last year.  We also had an additional inventory provision of US$0.9 million against the PV modules held on hand/in transit due to the devaluation of modules in the current market.

Gross Profit (Loss).  Gross profit was approximately $730,000 for the two months ended June 30, 2011 as compared to gross profit of approximately $1.0 million for the three months ended July 31, 2010, representing a gross margin of 5.0% in both 2011 and 2010.  The decrease in gross profit was primarily due to reduced average sales prices as well as the provision against inventory held on hand.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled approximately $1.1 million for the two months ended June 30, 2011 compared to approximately $2.0 million for the three months ended July 31, 2010.  The decrease in these expenses is primarily attributable to decreased stock-based compensation expenses compared to last year as well as reduced inland transportation costs in Europe with co-operation distributors.

Research and Development Costs.  Research and development costs, which include development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled approximately $77,000 for the two months ended June 30, 2011 compared to approximately $158,000 for the three months ended July 31, 2010.  Our specific R&D activities during the two months ended June 30, 2011 included the fine-tuning of our production process and experiments with new raw materials to improve efficiency or meet specific customer specifications. Our R&D spending stayed consistent on a monthly basis during the comparative periods.

Other  Expense.  We had other expenses of $303,000 for the two months ended June 30, 2011 compared to other expense of $87,000 for the three months ended July 31, 2010.  This increase was mainly due to an exchange loss from the fluctuation of foreign currency in May and June of 2011.

Net Loss.   Our net loss for two months ended June 30, 2011 was approximately $0.7 million compared to net loss of approximately $1.0 million for the three months ended July 31, 2010, which remains consistent between the periods. The net loss for the two months ended June 30, 2011 is attributable to a decreased sales margin as a result of market conditions as well as additional inventory reserve made against inventory held on hand as of June 30, 2011.

Comparison of Eight Months Ended June 30, 2011 and Nine Months Ended July 31, 2010

The following table sets forth the results of our operations for the periods indicated:

	Eight Months Ended June 30, 2011	% of Revenues	Nine Months Ended July 31, 2010	% of Revenues
Revenues	$38,574,314	100.0%	$57,199,650	100.0%

Cost of Revenues	37,125,070	96.2%	52,491,070	91.8%

Gross Profit	1,449,244	3.8%	4,708,580	8.2%

Selling, General, and Administrative Expenses	3,420,523	8.9%	6,073,930	10.6%

Research and Development	269,758	0.7%	404,985	0.7%

Loss from Operations	(2,241,037)	(5.8)%	(1,770,335)	(3.1)%

Other Income (Expense)	(113,034)	(0.3)%	27,058	0.1%

Loss Before Provision for Income Taxes	(2,354,071)	(6.1)%	(1,743,277)	(3.0)%

Provision for Income Taxes	33,547	0.1%	202,105	0.4%

Net Loss	(2,387,618)	(6.2)%	(1,945,382)	(3.4)%

Foreign Currency Translation Adjustment	278,920	0.7%	99,890	0.2%

Comprehensive Loss	(2,108,698)	(5.5)%	(1,845,492)	(3.2)%

Revenues.   Our revenues are generated mainly by sales of our solar modules.  During the eight months ended June 30, 2011, we had revenues of approximately $38.6 million compared to revenues of approximately $57.2 million for the nine months ended July 31, 2010.  The decrease between the periods is mainly due to a slow-down in production and decreased demand in the market in late 2010. Since March 2011, our average number of units shipped per month of PV modules increased by 40% compared to the comparable period last year.  There was also a decline in the sales price of PV modules in Europe.

Cost of Revenues.   Cost of revenues for the eight months ended June 30, 2011 decreased to approximately $37.1 million from approximately $52.5 million for the nine months ended July 31, 2010.   The decrease of cost of sales is mainly due to a slowdown in demand that began in late 2010 and continued through early 2011 compared to a relatively stable demand last year. We also had an additional inventory reserve of $0.9 million as of June 30, 2011.

Gross Profit.   Gross profit was approximately $1.4 million for the eight months ended June 30, 2011 as compared to gross profit of approximately $4.7 million for the nine months ended July 30, 2010, representing a gross margin of 3.8% in 2011 and gross margin of 8.2% in 2010.  The decrease in gross profit was primarily due to a decrease in the average sales price as well as an additional inventory reserve made during the eight months ended June 30, 2011.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled approximately $3.4 million for the eight months ended June 30, 2011 compared to approximately $6.1 million for the nine months ended July 31, 2010.  The decrease is mainly due to reduced shipping and transportation cost in Europe due to low demand in late 2010 and the first two quarters of 2011 and reduced stock-compensation expenses incurred during the period. The decrease in compensation expense is due to the full amortization of stock-based compensation and no new options being granted to employees during the period.

Research and Development Costs.   Research and development costs, which include development expenses such as salaries, consultant fees, cost of supplies, and materials for samples and costs related to other overhead such as facilities, utilities, and other departmental expenses, totaled approximately $270,000 for the eight months ended June 30, 2011 compared to approximately $405,000 for the nine months ended July 31, 2010.  The decrease between the two periods is attributable to overall cost-savings efforts in operational activities along with a reduced production level in early 2011, both of which affected our R&D costs.

Other Income/(Expense).   We had other expenses of approximately $113,000 for the eight months ended June 30, 2011 compared to other income of approximately $27,000 for the nine months ended July 31, 2010.  The change is mainly due to exchange losses we recognized for our European sales in 2011 compared to the benefits from changes of value for warrant liabilities in 2010.

Net Loss.   Our net loss for the eight months ended June 30, 2011 was approximately $2.4 million compared to net loss of approximately $1.9 million for the nine months ended July 31, 2010.  The increase in net loss is attributable to decreased gross margins as well as inventory reserve charges in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows – Eight Months Ended June 30, 2011

Net cash provided by operating activities was $747,943 during the eight months ended June 30, 2011, while net cash used in operating activities was $2.4 million during the nine months ended July 31, 2010.  The increase in cash inflow from operating activities during the periods was mainly due to increased accounts payable and customer deposits due to changes in trade terms in the supply market and additional customer deposits from new business after offsetting the increased inventory and trade receivables in 2011.  These changes were mainly due to additional business activities mostly carried out by our German subsidiary since March and April 2011.  These business activities involved direct contracting to PV module manufacturers in China and re-sale to European customers.

Net cash used in investing activities was $66,000 during the eight months ended June 30, 2011, while net cash used in investing activities was $393,000 during the nine months ended July 31, 2010.  Uses of cash in investing activities included equipment purchases. The decrease in net cash used in investing activities between the two periods is attributed to controlled spending on capital expenditures during the period.

There was no cash provided by or used in financing activities during the eight months ended June 30, 2011 and the nine months ended July 31, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $3.1 million as compared to $2.4 million at October 31, 2010. We will require a significant amount of cash to fund expansion of our operations. Despite a reduction in revenues in the current quarter, management projects growth of our business in future periods. Reduced revenue and profitability, which under present facts and circumstances management believes are temporary, have led us to revise our plans for capital spending and expansion to defer certain steps until we achieve greater profitability or obtain access to capital on terms attractive to us. Further changes in our operating plans, an increase in our inventory, increased expenses, or other events, may prompt us to seek additional equity or debt financing. If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses; meanwhile, we will need to continue to generate new sales while controlling our costs.

We have incurred recurring operating losses and had an accumulated deficit of $3.48 million as of June 30, 2011. Notwithstanding the foregoing, we had positive working capital of $2.9 million as of June 30, 2011. Management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing the volume of our product sales and raising additional capital from an equity financing and/or a lending facility from the local bank. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations. Our history of operating losses and lack of binding financing commitments raise substantial doubt as to our ability to continue as a going concern.

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

On June 2, 2011, Tianjin Zhonghuan Co., Ltd. (“Tianjin Zhonghuan”), an A-share listed company on China’s Shenzhen Stock Exchange announced that its Board of Directors approved the purchase of shares of our common stock for an aggregate purchase price of not more than $6.3 million.  Upon closing, Tianjin Zhonghuan will own a 35% stake in the Company. As of June 30, 2011, there is no definitive agreement, and we are in negotiations with Tianjin Zhonghuan to enter into a definitive agreement for this sale. There is no assurance that we will consummate the sale.

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

Based on that evaluation, as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures due to the following material weaknesses in internal control identified by management in our financial statement reporting process:

(i)
Lack of sufficient communications between our headquarters in Shanghai and our German subsidiary for timely resolutions on daily accounting issues and deficiencies in controls of financial reporting process; and

(ii)	Lack of sufficient U.S. GAAP knowledge, including experience and skills, of our accounting personnel for the accurate accounting of various business issues.

The material weaknesses were identified in October 2010. Management believes that these weaknesses have not been mitigated as of June 30, 2011.  We failed to assess the impact of certain modifications to contractual terms, which resulted in material revenue adjustments during the quarter. We have taken the following measures to remediate these material weaknesses:

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

Perfectenergy International Limited (Registrant)

Date: August 22, 2011	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer
(Authorized Officer)

Date: August 22, 2011	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer
(Principal Financial Officer)