Form 10-Q/A
period 2011-06-30
PERFECTENERGY INTERNATIONAL LTD
filed 2011-09-07
CIK 1345432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Large Accelerated filer  ☐	Non-Accelerated Filer ☐
Accelerated Filer  ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 29,626,916 issued and outstanding as of August 15, 2011.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish the interactive data files in accordance with Rule 405 of Regulation S–T.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (1)
31.1	Section 302 Certification by the Company’s Chief Executive Officer (3)
31.2	Section 302 Certification by the Company’s Chief Financial Officer (3)
32.1	Section 906 Certification by the Company’s Chief Executive Officer (3)
32.2	Section 906 Certification by the Company’s Chief Financial Officer (3)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”
(1)	Filed on December 8, 2005 as an exhibit to our Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(3)	Filed on August 15, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfectenergy International Limited (Registrant)

Date: September 7, 2011	By:	/s/ Wennan Li
Wennan Li
Chief Executive Officer (Authorized Officer)

Date: September 7, 2011	By:	/s/ Xiaolin Zhuang
Xiaolin Zhuang
Chief Financial Officer (Principal Financial Officer)