Form 10-KT
period 2011-09-30
PERFECTENERGY INTERNATIONAL LTD
filed 2012-08-01
CIK 1345432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ___________

☒   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2010 to September 30, 2011

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

☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes      ☒  No

As of September 30, 2011, the last business day of the registrant’s transition period covered by this report, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $450,000 based on the closing sale price of $0.03 as reported on the Over the Counter Bulletin Board and 15,000,009 shares held by non-affiliates.

As of September 30, 2011, there were 29,626,916 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This transition report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this transition report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this transition report generally.  This transition report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this transition report will in fact occur.  In addition to the information expressly required to be included in this transition report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this transition report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this transition report to reflect new events or circumstances unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) provides any protection for statements made in this transition report.

When used in this transition report, the terms the “Company,” “we,” “us,” “our,” and similar terms refer to Perfectenergy International Limited, a Nevada corporation, and our subsidiaries.

PART I

Item 1. Business

Corporate Overview

We were formed as a Nevada corporation in 2005. We conduct operations through our wholly owned subsidiary, Perfectenergy International Limited, a private British Virgin Islands corporation (“Perfectenergy BVI”), and Perfectenergy BVI’s three wholly owned subsidiaries (i) Perfectenergy (Shanghai) Limited, a company organized under the laws of the People’s Republic of China (“Perfectenergy Shanghai”), (ii) Perfectenergy GmbH, a German corporation (“Perfectenergy GmbH”), and (iii) Perfectenergy Solar-Tech (Shanghai) Ltd., a company organized under the laws of the People’s Republic of China (“Perfectenergy Solar-Tech”).

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

We conduct sales in Europe through Perfectenergy GmbH, which was formed in Germany on November 9, 2007, located at Tannenweg 8-10, 53757 Sankt Augustin, Germany.  The principal function of Perfectenergy GmbH is marketing, installation, and other after-sales services for our PV products.

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

We believe that our manufacturing processes allow us to produce PV solar products at a lower cost than traditional solar cell manufacturing for the same levels of production due to our lower capital cost.  Our production line requires less capital investment than traditional solar cell production lines for the same levels of production due to the proprietary nature and in-house manufacturing of our capital equipment, while the competition must import costly capital equipment from Germany and Japan.

We also have a sales and marketing force that is led by our Chief Executive Officer.  Our targeted customers, besides our existing customers, are mostly system integrators and distributors in Europe, and China.

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

PV Cells

We design, manufacture, and market crystalline solar cells (approximately 6 inch squares composed of silicon and glass) sold as crystalline solar modules (metal grid structures housing 60 cells, 72 cells, and 96 cells respectively).

A PV cell is a silicon semiconductor device that converts sunlight into electricity by a process known as the photovoltaic effect.  The following table sets forth the specifications for samples of two types of PV cells we produce:

PV Cell Type	Dimensions (mm×mm)	Conversion Efficiency (%)	Thickness (microns)
Monocrystalline silicon cell	125x125	17.00 – 18.10%	200-230
Multicrystalline & Monocrystalline silicon cell	156x156	17.00 – 18.10%	200-230

The key technical efficiency measurement of PV cells is the conversion efficiency rate.  In general, the higher the conversion efficiency rate, the lower the production cost of PV modules per watt because more power can be incorporated into a given size package.  The average conversion efficiency rate of our monocrystalline PV cells reached 17.8% in April 2011, representing a 30% increase since December 2005 when we first began producing PV cells.  We currently produce a variety of PV cells ranging from 200 microns to 230 microns in thickness.

PV Modules

A PV module is an assembly of PV cells that is electrically interconnected and laminated in a durable and weatherproof package.  Our solar cells are often sold as components of assembled modules.  We are also developing PV modules with higher power to meet the rising expansion of on-grid configurations.  The majority of the PV modules we currently offer to our customers range in power between 185W and 250W.  We also perform limited original equipment manufacturing work for other solar cell producers, such as selling standalone solar modules.  We sell approximately 90% of our PV modules under our “Perfectenergy” brand and approximately 10% of our PV modules under the brand names of our customers.

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

Market and Industry Overview

The solar power market has experienced rapid growth in the past several years.  According to global market research carried out by Photon International, the average estimate of the global solar power demand was 20.6GW in 2011 and is 23.3G in 2012. According to market analysis by Solarbuzz, even in the slowest growth scenario, the global market is expected to be 2.5 times its current size by 2014.

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

Growing Adoption of Government Incentives for Solar and Other Renewable Energy Sources

In response to the increasing environmental concerns worldwide, many governments have promulgated regulations and implemented policies to limit the release of hazardous and greenhouse gases, such as carbon dioxide, and to encourage the use of renewable energy sources.  Due to the fact that most renewable energy sources are currently less cost competitive than traditional energy sources, a growing number of countries have created incentive programs for the solar sector, including:

·	direct subsidies to end users to counter costs of equipment and installation;

·	net metering laws enabling on-grid end users to sell electricity back to the grid at retail prices;

·	government standards mandating minimum consumption levels of renewable energy sources; and

·	low interest loans and tax incentives to finance solar power systems.

Due to government support in the past decade, solar energy has become an attractive alternative to traditional energy sources.  Set forth below are brief descriptions of the incentive programs adopted by the following selected countries:

China.  With cheaper raw materials and PV technology innovation, however, the cost of producing solar electricity in China (including the cost of equipment, installation and operating costs) has declined by 70% from 2008 to 2011, making solar power a strong candidate to become a major energy resource.  Falling solar power generation cost and rising demand as the main drivers for the uptake, China revised its 2020 target for solar power capacity from 1.8 GW to 20 GW.  In February 2005, China enacted the Renewable Energy Law, which became effective in January 2006.  This law provides certain financial incentives for the development of renewable energy projects.  Various local authorities have also introduced initiatives to encourage the adoption of renewable energy, including solar energy.  In addition, the government has enacted several policies to support the solar industry, including a regional feed-in tariff and national subsidies for solar PV installations such as subsidy scheme on rooftop projects.  We expect that the increase in solar energy consumption in local municipalities will encourage further growth of the solar energy industry in China.

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

Italy.   Before 2005, the Italian PV market benefited primarily from regional support for PV installations with matching grants of up to 65% of amounts invested in regional solar energy projects in the absence of national incentive funds.  In 2005, Italy passed a new law that set fixed feed-in tariffs for electricity produced from renewable energy sources.  The incentives are available to individuals, companies, and public bodies.  In January 2006, the Italian government approved various measures relating to PV feed-in tariffs, including increasing the PV feed-in tariff cap to 500 MW by 2015. According to global research by Photon, the estimated market demand in Italy in 2012 will be 3,500MW which is about 30 times of the PV installed capacity in 2007 (about 120MW).

Japan.   The Japanese government has implemented a series of incentive programs, including the “PV 2030” roadmap that outlines government policies to support solar power electricity.  Japan also provides government subsidies for research and development. Though Japan too is affected by the global decline in solar module and polysilicon prices, the more mature Japanese solar market is grappling with slightly different market forces. Solar cell prices in Japan are nearly 70-percent higher than global prices. This has attracted a number of foreign investors to the Japanese market. A government-sponsored Japanese ‘buyback program’ continues to attract global players. Japan continues to realign its energy generation matrices as the country expects to see a massive energy shortage due to delays in approval for re-activating 54 nuclear reactors. As public opinion is not positive about energy generation from nuclear resources, Japan has drawn a long-term plan for energy generation from renewable resources.

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

Competition

The global solar power market is highly competitive and has rapidly evolved.  Various government incentive and subsidy programs implemented in the United States, Europe, China, Japan, and other countries in recent years have further induced competition in solar energy product marketplace.  In particular, a large number of manufacturers have entered the solar market. In 2011, solar subsidies from European governments to producers and consumers of solar energy decreased sharply due to fiscal constraints. This reduction in subsidies has forced producers in general to cut prices for their products in order to continue to make sales. Reduced sales prices has in turn led to lowered and in some cases negative margins.

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

Due to the nature of our operations, the volatility of prices in the polysilicon and solar power product markets may have negative impacts on the results of our operations. The reduction in the sales price of PV products may result in negative gross margins if not equal to the silicon price.

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

Principal Suppliers

Silicon is essential for manufacturing our products and, as noted above, silicon manufacturers are not currently able to keep up with demand. We purchase silicon wafers and cells from several suppliers with long term co-operation relationship.  Due to fluctuations in the silicon supply market, the purchasing price of these silicon wafers is based on market conditions.

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

Customers

We sell our products to a number of systems integrators and distributors, mostly located in Europe and China, who purchase solar cells and solar modules from us, software and hardware from other vendors, and then integrate and install the end-product for their customers.  These systems integrators sell turnkey solar systems to end-users that include the following:

·	Individual owners of agricultural buildings,

·	Owners of commercial warehouses, offices, and industrial buildings,

·	Public agencies and municipal government authorities,

·	Owners of land designated as former agricultural land, waste land, or conversion land, such as former military bases or industrial areas, and

·	Financial investors interested in owning large scale solar projects.

Our top three customers by value, who accounted for 67% of our revenue during the eleven months ended September 30, 2011, are as follows:

·	Energiebau GmbH, accounting for 35% of revenue;

·	PV Partners accounting for 17% of revenue; and

·	B&W Energy GmbH, accounting for 14% of revenue.

Intellectual Properties and Licenses

The following table describes the intellectual property owned by the Company:

Type	Name	Issued by	Duration	Description

Trademark		Trademark Bureau of the People’s Republic of China	Ten years from 2009 to 2019 (and renewable within six months prior to the end of each ten-year term for additional ten-year periods)	Logo, brand name used in our products

Trademark		Trademark Bureau of the People’s Republic of China	August 21, 2010 to August 20, 2020	Logo, brand name used in our products

Patent	Solar cell fire furnace equipment	Intellectual Property Bureau of the People’s Republic of China	May 25, 2006 to May 25, 2016 (10 years)	To increase cell efficiency with proper cell production technique

Patent	Solar wafer drying equipment	Intellectual Property Bureau of the People’s Republic of China	May 17, 2006 to May 17, 2016 (10 years)	To dry wafers more effectively, thus improving quality and increasing yield
Patent	Preparation method of Chalcogenide Glass (with Rare Earth elements)	Intellectual Property Bureau of the People’s Republic of China	July 11, 2003 to July 10, 2013	To improve efficiency in absorption of sunlight to PV module system

We are certified by IEC61215 and Safety Class II for TUV.  Both IEC and TUV are international standards for electronic appliances.  We also applied for UL certification (standards for electronic appliance in the United States), and we expect this certification process to be completed by the end of 2012.

We have also filed applications for three patents in Shanghai, which are currently being reviewed by local authority.

Research and Development

During the eleven month period ended September 30, 2011 and the fiscal year ended October 31, 2010, we incurred $446,413 and $509,181, respectively, for research and development primarily related to the development of new types of crystalline PV cells as well as improvement on the conversion efficiency of PV cell and module products.

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

Employees

As of June 30, 2012, we had approximately 150 employees, all of which are full-time employees. The majority of our employees work at our Shanghai locations, with approximately six employees at our office in Germany.

Item 2. Properties

Offices and Facilities

The table below provides a general description of our offices and facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date

No. 479 You Dong Road, Xinzhuang Town, Shanghai, People’s Republic of China 201100	Company headquarters; manufacturing facility	6,200	May 31, 2016

Tannenweg 8-10, 53757 Sankt Augustin, Germany	European sales and marketing office	649	February 28, 2014

569 Zhuan Sheng Road, Shanghai, People’s Republic of China 201100	Perfectenergy Solar-Tech production facility	1,943	(1)

(1)	This lease has expired, but we are negotiating a renewal with the landlord. During negotiations, we have an oral agreement with the landlord to continue the terms of the expired leases.

We lease the space for our headquarters and factory premises under a property lease agreement that expires on May 31, 2016, with an option to renew the lease.  We lease the space for our sales and marketing office in Germany under a property lease agreement that expires in February 2014.   The additional production facility used by Perfectenergy Solar-Tech is leased under a property lease agreement that expired in March 2010.  The terms of the expired lease are still in effect under an oral agreement with the landlord during negotiations to renew the lease.  At September 30, 2011, minimum future commitments under the lease agreements were as follows:

Year Ended September 30,	Amount
2012	$382,011
2013	382,011
2014	351,226
2015	336,835
2016 and Thereafter	224,557

Item 3. Legal Proceedings

We are involved in disputes with Doorline GmbH (“Doorline”), a significant customer, and Hengdian Group DMEGC Solar Division (“DEMGC”), an OEM supplier. Doorline refused to make payment due the Company in the amount of €2,572,280 by claiming it received faulty products. As a result, we stopped payment in the amount of €2,053,976 to DEMGC pursuant to a warranty coverage clause in our OEM contract with DEMGC. DEMGC has taken legal action against the Company to collect the payment. We are currently negotiating with both parties, and there is a contingency that we will take the losses if the warranty coverage from DEMGC cannot meet total claims from Doorline.

Other than indicated above, we are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On January 26, 2012, we were notified by the Financial Industry Regulatory Authority (“FINRA”) that our securities would not be eligible for quotation on the OTC Bulletin Board unless we were able to file this transition report on form 10-K by February 27, 2012. On February 28, 2012, our common stock began being quoted on the OTC Pink under the symbol “PFGY.”

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported by the OTC Pink.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

June 30, 2012	$0.03	(1)	$0.01	(1)
March 31, 2012	$0.04	(1)	$0.01
December 31, 2011	$0.07	(1)	$0.02

September 30, 2011	$0.0402		$0.00
June 30, 2011	$0.0333		$0.01
March 31, 2011	$0.071		$0.00
December 31, 2010	$0.11		$0.05

September 30, 2010	$0.10		$0.05
June 30, 2010	$0.24		$0.06
March 31, 2010	$0.53		$0.16
December 31, 2009	$0.42		$0.19

(1)	These prices reflect the high and low sales price of our common stock as reported by Yahoo! Finance.

On July 24, 2012, the closing sale price for shares of our common stock was $0.01 per share.

Holders

As of June 7, 2012, we had 23 shareholders of record of our issued and outstanding common stock based upon the records of our transfer agent. Our transfer agent is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, Arizona 85251, and its telephone number is (480) 481-3940.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

The following table sets forth, as of September 30, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)
Equity compensation plans approved by security holders	1,369,387	(1)	$2.52	121,238	(2)
Equity compensation plans not approved by security holders	―		―	―
Total	1,369,387		$2.52	121,238

(1)	Includes outstanding options granted pursuant to the Company’s 2007 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2007 Stock Incentive Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Perfectenergy International Limited for the eleven months ended September 30, 2011 and the fiscal year ended October 31, 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Statement Regarding Forward-Looking Information and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We changed our fiscal year end from October 31 to September 30 on May 4, 2011. In view of this change, the financial statements presented herein include the statements of operations and cash flows for the eleven month period ended September 30, 2011 (the transition period), and the twelve-month fiscal year ended October 31, 2010, which represents the period of the prior year most comparable to the transition period. There are no material factors or trends that affect the comparability of the periods.

RESULTS OF OPERATIONS

Comparison of Eleven Months Ended September 30, 2011 and Fiscal Year ended October 31, 2010

The following table sets forth the results of our operations for the eleven months ended September 30, 2011 and the fiscal year ended October 31, 2010.

	Eleven Months Ended September 30, 2011	% of Revenues	Fiscal Year Ended October 31, 2010	% of Revenues
REVENUES	$50,327,548	100%	$74,601,090	100%

COST OF REVENUES	52,658,649	104.6%	67,234,057	90.1%

GROSS PROFIT	(2,331,101)	(4.6)%	7,367,033	9.9%

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	5,884,548	11.7%	9,635,261	12.9%

LOSS FROM OPERATIONS	(8,215,649)	(16.3)%	(2,268,228)	(3.0)%

OTHER INCOME, NET	612,039	1.2%	79,480	0.1%

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,603,610)	(15.1)%	(2,188,748)	(2.9)%

PROVISION FOR INCOME TAXES	23,567	0.1%	539,350	0.7%

NET LOSS	(7,627,177)	(15.2)%	(2,728,098)	(3.6)%

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment	501,079	1.0%	164,540	0.2%

COMPREHENSIVE LOSS	(7,126,098)	(14.2)%	(2,563,558)	(3.4)%

REVENUES.   During the eleven months ended September 30, 2011, we had revenues of $50.3 million as compared to revenues of $74.6 million during the fiscal year ended October 31, 2010, a decrease of approximately 33%. On an average monthly basis, the volume of shipment of PV modules increased by 10% between the transition period and in the year ended October 31, 2010. This, however, was offset by lower sales prices for our products, particularly in Europe.

COST OF REVENUES.  Cost of revenues for the eleven months ended September 30, 2011 was $52.6 million as compared to $67.2 million for the fiscal year ended October 31, 2010, a decrease of approximately 22%.   The decrease is due to a reduction by more than 50% in the cost of silicon wafers/cells compared to the same period last year. In addition, we made a Net Realizable Value provision of $1.2 million against our inventory as of September 30, 2011. We calculated Net Realizable Value based on the difference between the current market value of solar products, and the book value of our inventory.

GROSS PROFIT.  Our negative gross margin for the eleven months ended September 30, 2011 was $2.3 million as compared to a gross profit of $7.4 million for the fiscal year ended October 31, 2010, representing gross margins of approximately (4.6)% and 9.9%, respectively.  The decrease in gross profit was primarily due to significant reductions in the average module sales prices as a result of oversupply in the market, and the sharp reduction in European subsidies. These factors led to a decrease in our per-unit sales prices, which caused a decrease in our overall revenue, even though we sold more modules. During this period, our input costs, primarily in the form of silicon wafers/cells, also sharply decreased in this period, however, the decrease in input costs was not enough to entirely offset the decrease in per unit sales price, and at times our per unit sale price was below average cost. Accordingly, we experienced a decrease in gross profit.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.  Selling, general, and administrative expenses totaled $5.9 million for the eleven months ended September 30, 2011 as compared to $9.6 million for the fiscal year ended October 31, 2010, a decrease of approximately 39%.  On an average monthly basis, we maintained low spending on daily operational expenses at similar levels between the transition period and the year ended October 31, 2010. The decrease in operating expenses is attributable to decreases of shipping and transportation costs by $1.2 million and a decrease in stock option expenses to employees by $1.2 million. We made a one-time $2.1 million bad debts provision last year against other receivables compared with a $0.2 million bad debts provision made in the transition period.

OTHER INCOME. Other income for the eleven months ended September 30, 2011 consisted of non-operating income, interest income, and exchange gains in current accounts.  We had other income of $612,000 for the eleven months ended September 30, 2011 as compared to $79,480 for the fiscal year ended October 31, 2010.  Gains relating to currency translation were $502,000 between the two periods.

NET LOSS.  We had net loss of $7.6 million for the eleven months ended September 30, 2011 as compared to net loss of $2.7 million for the fiscal year ended October 31, 2010.  The increase in net loss is primarily attributable to negative gross margins from sales revenue due to reduced sales prices in the European market.

LIQUIDITY

Cash Flows

Eleven Months Ended September 30, 2011

Net cash provided by operating activities was $0.3 million for the eleven months ended September 30, 2011, while net cash used in operating activities was $1.1 million for the fiscal year ended October 31, 2010.  The increase in net cash flow from operating activities was mainly due to an increase in accounts payable balances offset by increased inventory and receivables. These changes were mainly due to additional business activities mostly carried out by our German subsidiary since March and April 2011. These business activities involved direct contracting to PV module manufacturers in China and re-sales to European customers.

Net cash used in investing activities was $0.1 million for the eleven months ended September 30, 2011, while net cash used in investing activities was $0.5 million for the fiscal year ended October 31, 2010.  During this period we continued to control our equipment-related costs.

There were no financing activities during the eleven months ended September 30, 2011 and the fiscal year ended October 31, 2010.

CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalents of $2.6 million as compared to $2.4 million at October 31, 2010. We will require a significant amount of cash to fund expansion of our operations. Despite a reduction in revenues in the eleven months ended September 30, 2011, management projects continued growth of our business in future periods. Specifically, while the PV market has suffered a major setback over the past year, we believe the longer term trends involving higher energy prices from competing sources, growing environmental concerns and public interest in clean energy production, and falling input prices for solar components and materials, remain intact. Reduced revenue and profitability, which under present facts and circumstances management believes are temporary, have led us to revise our plans for capital spending until we achieve greater profitability or obtain access to capital on terms attractive to us. Further changes in our operating plans, an increase in our inventory, increased expenses, or other events, may prompt us to seek additional equity or debt financing. If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses; meanwhile, we will need to continue to generate new sales while controlling our costs.

We have incurred recurring operating losses and had an accumulated deficit of $8.7 million as of September 30, 2011. Notwithstanding the foregoing, we had negative working capital of $2 million as of September 30, 2011. Despite negative cash flow positions, our management anticipates that we will generate sufficient cash flows to fund our operations for the next twelve months by increasing the profit margins of our product sales and strengthening cash flow support from our business partners. We have credit lines in the total amount of RMB30 million (equivalent to US $4.7 million) from one of our major export agents to fund future operations. If future sales do not meet our forecasts, we may be required to fund operations by raising additional capital or seek external financing. As such, our ability to achieve our business plan is primarily dependent upon our ability to grow our planned level of operations and/or obtain sufficient additional capital at acceptable costs. With respect to these objectives, we cannot provide any assurance that we will succeed. If events or circumstances occur such that we are unable to or do not meet our operating plan as expected and/or do not secure additional financing, we may be required to significantly curtail or cease operations. Our history of operating losses and lack of binding financing commitments, among other things, raise substantial doubt as to our ability to continue as a going concern.

We do not have any other binding commitments for, or readily available sources of, additional financing.  We may require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations, either now or in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Operating Leases (1)	$1,677	$382	$733	$561	$—
Total Contractual Obligations:	$1,677	$382	$733	$561	$—

(1)	Operating lease amounts include the lease for our main office and manufacturing facility. All leases are on a fixed repayment basis. None of the leases includes contingent rentals.

Item 8. Financial Statements and Supplementary Data

See "Index to Financial Statements" beginning on page F-1 below for our financial statements included in this transition report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our independent auditors, BDO China Shu Lun Pan Certified Public Accountants LLP (1818).

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer believe that:

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of September 30, 2011 due to the material weaknesses described below under “Management’s annual report on internal control over financial reporting,” we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations, and cash flows for the fiscal years covered by such statements in all material respects.

Internal Control over Financial Reporting

(a)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 and 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of September 30, 2011 and 2010. Management identified the following material weaknesses in our financial statement reporting process during the transition period as well as during the fiscal year ended October 31, 2010:

(i)	Lack of sufficient communications between our headquarters in Shanghai and our German subsidiary for timely resolutions on daily accounting issues and deficiencies in controls of financial reporting process; and

(ii)	Lack of sufficient U.S. GAAP knowledge including experience and skills for the accurate accounting of different business issues.

These material weaknesses were also present as at September 30, 2010.

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

(b)           Changes in internal control over financial reporting

During our last fourth fiscal quarter, we implemented the measures described in (i) through (iii) above in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act, which have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Wennan Li, 45, has been our Chairman, Chief Executive Officer, and President since August 8, 2007.  His current term as CEO and President ends on September 1, 2012.  Mr. Li is up for re-election to the Board at our 2012 annual shareholder meeting. Mr. Li has extensive experience with technological development, production management, and international marketing in the PV industry.  Mr. Li is the founder, director, and general manager of our subsidiary, Perfectenergy Shanghai, since August 2005.  From November 2002 to August 2005, Mr. Li was the Vice President of Topsolar Shanghai Limited, a leading PV company in China.  He has also served as a PV industry expert advising the Shanghai government in matters relating to the PV industry.  Mr. Li received a master’s degree in 1991 from the Management School of Shanghai Jiaotong University and a bachelor’s degree in 1988 from Xi’an Jiaotong University in Electrical Automation.

Min Fan, 46, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2012 annual shareholder meeting.  Mr. Fan is one of the co-founders of Ctrip.com International Ltd. (Nasdaq: CTRP), a Chinese-based travel services business.  He has served as CTRP’s Chief Executive Officer since January 2006 and as a director since October 2006.  He also served as CTRP’s Chief Operating Officer from November 2004 to January 2006, and as CTRP’s Executive Vice President from 2000 to November 2004.  Mr. Fan is also a founding shareholder of Home Inns & Hotels Management, Inc. (Nasdaq: HMIN), an economy hotel developer, operator, and franchisor.  Mr. Fan obtained a master’s and bachelor’s degree from Shanghai Jiao Tong University, and studied at the Lausanne Hotel Management School of Switzerland in 1995.

Yunxia Yang, 54, has been a director since August 25, 2007, and she is up for re-election to the Board at our 2012 annual shareholder meeting.  Ms. Yang is one of China’s leading solar energy researchers with extensive experience in solar products development and has been a professor in the School of Materials Science and Engineering at the East China University of Science & Technology since 1987.  Ms. Yang received her bachelor’s degree in 1982 and a master’s degree in 1987 in the study of Materials, both from East China University of Science & Technology.

Adam Roseman, 33, has been a director since August 25, 2007, and he is up for re-election to the Board at our 2012 annual shareholder meeting.   Mr. Roseman has extensive experience in finance and management.  His principal employment over the past 5 years has been as the Chief Executive Officer of ARC China, Inc. and ARC Investment Partners, LLC, each of which he is the founder. Previously, Mr. Roseman was an investment banker in various sectors at Lehman Brothers, Piper Jaffray, and Goldman Sachs.  During the past five years, Mr. Roseman has also sat on the Boards of Directors of Big Brothers Big Sisters Los Angeles and Big Brothers Big Sisters Orange County. He has also served as a director of ARC China Investment Funds, an open-ended Luxembourg-registered umbrella-structure fund, since 2009, and a director of ARC Semper China Investment Funds, Ltd., a closed-end investment company, since 2008.

Yajun Wu, 52, has been a director since November 20, 2007, and he is up for re-election to the Board at our 2012 annual shareholder meeting.  Mr. Wu serves as the Executive Vice President and Deputy Chief Financial Officer of Alcatel Shanghai Bell Co., Ltd. in Shanghai, a position that he has held since February 2003.  From July 2002 to February 2003, he was Alcatel’s Director of Credit Management.  From March 1999 to July 2002, Mr. Wu served as Vice President and Deputy Chief Financial Officer of Shanghai Bell Alcatel Mobile Communication System Co., Ltd.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, no required reports during the eleven months ended September 30, 2011 were untimely filed by any executive officer, director, or greater than 10% shareholder other than the report described below:

•	A Form 3 for Hui Zheng, our Chief Operating Officer from July 4, 2011 to October 8, 2011, was untimely filed on July 22, 2011.

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

Item 11. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the eleven months ended September 30, 2011 and October 30, 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.  The compensation amounts reflected in the table below are expressed in U.S. Dollars based on the interbank exchange rate of RMB6.4 for each 1.00 U.S. Dollar, on October 31, 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus		Stock Awards		Option Awards (1)			Non-Equity Incentive Compensa- tion		Non-qualified Deferred Compensa- tion Earnings		All Other Compen- sation		Total
Wennan Li,	2011	$116,800		$34,848	$	―	$	―		$	―	$	―	$	―	$151,648
CEO	2010	$115,636		$34,848	$	―		$437,238	(2)	$	―	$	―	$	―	$587,722

Xiaolin Zhuang,	2011	$94,500		$21,969	$	―	$	―		$	―	$	―	$	―	$116,469
CFO (3)	2010	$96,364		$21,969	$	―		$110,367	(4)	$	―	$	―	$	―	$228,700

Diping Zhou,	2011	$51,500	$		$	―	$	―		$	―	$	―	$	―	$51,500
VP of Operations (5)	2010	$96,364		$21,969	$	―		$211,158	(6)	$	―	$	―	$	―	$329,491

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC Topic 718. The aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and to then expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	On April 7, 2010, Mr. Li was granted options to purchase an aggregate 50,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year. These options expire on April 7, 2020. The shares were valued at the market price on the date of grant. The estimated fair value of stock options granted was $0.19 per share. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 170%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

(3)	Mr. Zhuang was our Chief Financial Officer until April 1, 2012.

(4)	On April 7, 2010, Mr. Zhuang was granted options to purchase an aggregate 30,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year. These options expire on April 7, 2020. The shares were valued at the market price on the date of grant. The estimated fair value of stock options granted was $0.19 per share. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 170%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

(5)	Ms. Zhou was our VP of Operations until April 1, 2011.

(6)	On April 7, 2010, Ms. Zhou was granted options to purchase an aggregate 30,000 shares of our common stock at $0.20 per share, vesting at 33.33% per year. These options expire on April 7, 2020. The shares were valued at the market price on the date of grant. The estimated fair value of stock options granted was $0.19 per share. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 170%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 2.98%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

Grants of Plan-Based Awards

There were no plan-based awards granted during the year ended September 30, 2011 to any named executive officer.

Employment Agreements

On March 25, 2011, our Board ratified and approved an increase in the monthly base salary for Wennan (Jack) Li, our Chief Executive Officer, to RMB68,000 (approximately US$10,382), beginning November 1, 2010.  Mr. Li’s bonus compensation arrangement for the current fiscal year, was also revised so that Mr. Li will receive a portion of performance-based bonus on the net profits realized by the Registrant during its current fiscal year, with a minimum guaranteed aggregate bonus payment of US$75,000 and a maximum of US$250,000.  We signed a salary adjustment letter on March 25, 2011 memorializing these terms.  These compensation terms replace the compensation terms of the previous employment agreement with Mr. Li, which became effective on September 2, 2008 and the compensation terms of which were amended on April 7, 2010.  The employment agreement expires on September 1, 2012.

Outstanding Equity Awards as of September 30, 2011

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Wennan Li	407,274	(1)	0	(1)	―	$2.80	8/8/17	―	―	―	―

Wennan Li	16,667	(3)	33,333	(3)	―	$0.20	4/7/20	―	―	―	―

Xiaolin Zhuang	83,333	(2)	41,667	(2)	―	$4.08	2/1/13	―	―	―	―

Xiaolin Zhuang	10,000	(3)	20,000	(3)	―	$0.20	4/7/20	―	―	―	―

Diping Zhou	196,488	(1)	0	(1)	―	$2.80	8/8/17	―	―	―	―

Diping Zhou	10,000	(3)	20,000	(3)	―	$0.20	4/7/20	―	―	―	―

(1)	33.33% of these options vested on August 8, 2008, August 8, 2009, and August 8, 2010.
(2)	33.33% of these options vested on February 1, 2009, February 1, 2010, and February 1, 2011.
(3)	33.33% of these options vest(ed) on April 7, 2011, April 7, 2012, and April 7, 2013.

Director Compensation

The table below provides compensation information for our directors during the eleven months ended September 30, 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (1)			Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Wennan Li (2)	$	―	$	―	$	―		$	―	$	―	$	―	$	―

Min Fan		$17,200	$	―	$	―	(3)	$	―	$	―	$	―		$17,200

Yunxia Yang		$17,200	$	―	$	―	(4)	$	―	$	―	$	―		$17,200

Adam Roseman		$60,000	$	―	$	―	(5)	$	―	$	―	$	―		$60,000

Yajun Wu		$17,200	$	―	$	―	(6)	$	―	$	―	$	―		$17,200

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC Topic 718. The aggregate grant date fair value computed in accordance with FASB ASC Topic 718, and to then expense that value over the service period over which the options become exercisable (vested). As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	Mr. Li’s compensation as a director is reflected in the table titled “Summary Compensation Table” above.

(3)	Mr. Fan had options to purchase an aggregate 80,000 shares of our common stock outstanding as of September 30, 2011. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(4)	Ms. Yang had options to purchase an aggregate 80,000 shares of our common stock outstanding as of September 30, 2011. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(5)	Mr. Roseman had options to purchase an aggregate 240,625 shares of our common stock outstanding as of September 30, 2011. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

(6)	Mr. Wu had options to purchase an aggregate 80,000 shares of our common stock outstanding as of September 30, 2011. We used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on volatility of 70%, dividend yield of 0%, the stated exercise prices, and expiration dates of the instruments and using an average risk-free rate of 4.5%. Because we do not have a history of employee stock options, the estimated life is based on one-half of the sum of the vesting period and the contractual life of 10 years of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

We compensate Min Fan, Yunxia Yang, and Yajun Wu with RMB120,000 (approximately $19,000) per annum each for their services as a director in 2011.  On November 29, 2007, Mr. Fan, Ms. Yang, and Mr. Wu each received options to purchase 50,000 shares of our common stock at $2.80 per share, of which 33.33% vested on the first, second, and third year anniversary of the grant date of such options.

We are party to a written three-year agreement with Adam Roseman that expires on November 12, 2013 for his services as a director, under which he received $5,000 per month as compensation for his services.  On November 29, 2007, Mr. Roseman received options to purchase 250,000 shares of our common stock at $2.80 per share, of which 30% vested on the grant date and 70% vests on a monthly basis over a period of two years from the grant date.  Mr. Roseman is entitled to certain travel and administrative expenses in connection with his services as a director and is provided liability insurance.

Compensation Committee Interlocks and Insider Participation

During the eleven months ended September 30, 2011, our Compensation Committee was comprised of Min Fan, Wennan Li, and Yunxia Yang.  Mr. Fan serves as the Chairman of the Compensation Committee.  During the eleven months ended September 30, 2011, Mr. Li also served as an executive officer of the Company.

During the eleven months ended September 30, 2011:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 24, 2012 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

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

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Executive Officers and Directors:
Wennan Li	6,819,160	(3)	22.69%
Min Fan	4,127,600	(4)	13.90%
Yunxia Yang	4,127,600	(5)	13.90%
Adam Roseman (6)	366,391	(6)	1.23%
Yajun Wu	60,000	(7)	*

All Executive Officers and Directors as a Group (5 persons)	15,635,751		51.82%

* Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	The percentage of class beneficially owned is based on 29,626,916 shares of common stock outstanding on April 24, 2012.

(3)	407,274 of these shares represent the number of shares of common stock that Wennan Li has the right to acquire upon exercise of an option granted on August 8, 2007. 16,667 of these shares represent the number of shares of common stock that he has the right to acquire upon exercise of an option granted on April 7, 2010.

(4)	50,000 of these shares represent the number of shares of common stock that Min Fan has the right to acquire upon exercise of an option granted on August 8, 2007. 10,000 of these shares represent the number of shares of common stock he has the right to acquire upon exercise of an option granted on April 7, 2010.

(5)	50,000 of these shares represent the number of shares of common stock that Yunxia Yang has the right to acquire upon exercise of an option granted on August 8, 2007. 10,000 of these shares represent the number of shares of common stock she has the right to acquire upon exercise of an option granted on April 7, 2010.

(6)	240,625 of these shares represent the number of shares of common stock that Adam Roseman has the right to acquire upon exercise of an option granted on August 8, 2007. 123,766 of these shares are held in the name of Tapirdo Enterprises, LLC, of which Mr. Roseman is the manager and sole member. 2,000 of these shares are held in the name of ARC Investment Partners, LLC, of which Mr. Roseman is the sole officer and director. His address is 182 Chang Shu Road, Xu Hui District, Shanghai 200031, People’s Republic of China.

(7)	50,000 of these shares represent the number of shares of common stock that Yajun Wu has the right to acquire upon exercise of an option granted on August 8, 2007. 10,000 of these shares represent the number of shares of common stock that he has the right to acquire upon exercise of an option granted on April 7, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

Frazer Frost, LLP served as our independent registered public accounting firm for the year ended October 31, 2010 and for a portion of our eleven months ended September 30, 2011 and from November 1, 2010 through April 29, 2011. Starting on April 30, 2011, BDO China Shu Lun Pan Certified Public Accountants LLP (1818) served as our independent registered public accounting firm for the rest of our transition period. The following table shows the fees that were billed for audit and other services provided by these firms for the periods indicated:

	Frazer Frost, LLP				BDO China Shu Lun Pan Certified Public Accountants LLP (1818)
	Fiscal Year ended October 31, 2010		November 1, 2010 through April 29, 2011		April 30, 2011 through September 30, 2011
Audit Fees (1)		$175,000		$20,000		$156,250
Audit-Related Fees (2)	$	―		$3,600	$	―
Tax Fees (3)		$12,000		$12,000	$	―
All Other Fees (4)	$	―	$	―	$	―
Total		$187,000		$35,600		$156,250

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

Pre-Approval Policies and Procedures of the Audit Committee

Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  During the eleven months ended September 30, 2011, 100% of our audit and non-audit fees were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Table

Exh. No.	Description
3.1	Articles of Incorporation (5)
3.2	Bylaws (1)
10.1	Premises Lease Agreement (English translation) (2)
10.2	Lease Agreement between Shanghai Changlong Industry Co. and Perfectenergy Solar-Tech (Shanghai) Ltd., dated March 11, 2008 (English translation) (3)
10.3	Leasing Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated October 3, 2007 (English translation) (3)
10.4	Addendum of the Tenancy Contract between Tannenweg 10 Vermögensverwaltung GbR and Perfectenergy GmbH, dated January 25, 2008 (English translation) (3)
10.5	Employment Agreement between the Company and Wennan Li, dated January 16, 2009 and effective September 2, 2008 (3)
10.6	Employment Agreement between the Company and Diping Zhou, dated January 16, 2009 and effective September 2, 2008 (3)
10.7	Long Term Supply Contract between Perfectenergy (Shanghai) Co., Ltd. and Chengdu Jiayang Silicon Materials Technology Co., Ltd., dated January 8, 2010 (English translation) (4)
10.8	Salary Adjustment Letter for Wennan (Jack) Li, dated March 25, 2011(6)
10.9	Salary Adjustment Letter for Xiaolin (Edward) Zhuang, dated March 25, 2011(6)
10.10	Employment Agreement between Perfectenergy International Limited and Xiaolin (Edward) Zhuang, dated March 25, 2011(6)
10.11	Salary Adjustment Letter for Diping Zhou, dated March 25, 2011(6)
10.12	Director Agreement with Adam Roseman, dated February 11, 2011 (8)
10.13	Employment Contract between Perfectenergy (Shanghai) Limited and Eric Hui Zheng, dated July 4, 2011 (English translation) (9)
10.14	Consulting Services Agreement between registrant and Xiaolin Zhuang, dated March 19, 2012 and effective April 1, 2012 (10)
14.1	Code of Business Conduct and Ethics (3)
16.1	Letter from Frazer Frost, LLP to the U.S. Securities and Exchange Commission, dated May 4, 2011 (7)
21.1	List of Subsidiaries (3)
31.1	Section 302 Certificate of Principal Executive Officer *
31.2	Section 302 Certificate of Principal Financial and Accounting Officer *
32.1	Section 906 Certificate of Principal Executive Officer and Principal Financial and Accounting Officer *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

(1)	Filed on December 8, 2005 as an exhibit to the Company’s Registration Statement on Form SB-2 and incorporated herein by reference.
(2)	Filed on November 23, 2007 as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 and incorporated herein by reference.
(3)	Filed on January 26, 2009 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(4)	Filed on January 29, 2010 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(5)	Filed on June 14, 2010 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(6)	Filed on March 30, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on May 4, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(8)	Filed on June 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(9)	Filed on July 8, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(10)	Filed on April 5, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

PERFECTENERGY INTERNATIONAL LIMITED

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011, and October 31, 2010

To the Board of Directors and Shareholders of

Perfectenergy International Limited

We have audited the accompanying consolidated balance sheet of Perfectenergy International Limited (the “Company”) as of September 30, 2011 and the related consolidated statements of operation and comprehensive loss, shareholders’ equity, and cash flows for the eleven months ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011, and the results of its operations and its cash flows in the eleven months ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements for the period ended September 30, 2011, do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, the People’s Republic of China

July 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Perfectenergy International Ltd. and subsidiaries

We have audited the accompanying consolidated balance sheet of Perfectenergy International Limited and subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2010.  Perfectenergy International Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfectenergy International Ltd. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years in the two-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP

Brea, California

January 31, 2011

PERFECTENERGY INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND OCTOBER 31, 2010

	September 30, 2011	October 31, 2010

ASSETS

CURRENT ASSETS:
Cash	$2,553,260	$2,392,053
Accounts receivable	2,552,808	3,992,826
Other receivables	406,419	457,943
Inventories, net	24,362,795	8,161,566
Prepayments	459,763	1,246,154
Total current assets	30,335,045	16,250,542

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	4,927,904	6,032,389

OTHER ASSETS:
Deferred tax assets	-	10,184
Total other assets	-	10,184

Total assets	$35,262,949	$22,293,115

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,556,903	$7,661,988
Accrued liabilities	1,172,607	1,012,588
Customer deposits	450,975	354,923
Other payables	174,231	73,641
Taxes payables	-	3,195,366

Total current liabilities	32,354,716	12,298,506

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Common stock, $.001 par value, 94,250,000 shares authorized, 29,626,916 shares issued and outstanding as of September 30, 2011 and October 31, 2010	29,627	29,627
Additional paid-in capital	9,448,209	9,408,487
Statutory reserves	110,068	110,068
Accumulated deficit	(8,718,198)	(1,091,021)
Accumulated other comprehensive income	2,038,527	1,537,448
Total shareholders' equity	2,908,233	9,994,609

Total liabilities and shareholders' equity	$35,262,949	$22,293,115

The accompanying notes are an integral part of these consolidated financial statements.

PERFECTENERGY INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE ELEVEN MONTHS ENDED SEPTEMBER 30, 2011 AND FISCAL YEAR ENDED OCTOBER 31, 2010

	Eleven Months Ended	Fiscal Year Ended
	September 30,	October 31,
	2011	2010
REVENUES	$50,327,548	$74,601,090

COST OF REVENUES	52,658,649	67,234,057

GROSS PROFIT	(2,331,101)	7,367,033

OPERATING EXPENSES:
Selling, general and administrative	5,438,135	9,126,080
Research and development	446,413	509,181
Total operating expenses	5,884,548	9,635,261

LOSS FROM OPERATIONS	(8,215,649)	(2,268,228)

OTHER INCOME (EXPENSE):
Interest expense and other bank charges	(49,925)	(6,541)
Non-operating income	661,964	56,457
Change in fair value of derivative instruments	-	29,564
Total other income, net	612,039	79,480

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,603,610)	(2,188,748)

PROVISIONFOR INCOME TAXES	23,567	539,350

NET LOSS	(7,627,177)	(2,728,098)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	501,079	164,540

COMPREHENSIVE LOSS	$(7,126,098)	$(2,563,558)

LOSS PER SHARE:
Basic	$(0.26)	$(0.09)
Diluted	$(0.26)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	29,626,916	29,626,916
Diluted	29,626,916	29,626,916

The accompanying notes are an integral part of these consolidated financial statements.

PERFECTENERGY INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional	Retained earnings/ (Accumulated deficit)		Accumulated Other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Par value	capital	reserves	Unrestricted	income	Total
BALANCE, October 31, 2009	29,626,916	$29,627	$8,137,766	$110,068	$1,637,077	$1,372,908	$11,287,446

Options issued to employees			1,270,721				1,270,721
Net loss					(2,728,098)		(2,728,098)
Foreign currency translation adjustments						164,540	164,540

BALANCE, October 31, 2010	29,626,916	$29,627	$9,408,487	$110,068	$(1,091,021)	$1,537,448	$9,994,609

Options issued to employees			39,722				39,722
Net loss					(7,627,177)		(7,627,177)
Foreign currency translation adjustments						501,079	501,079

BALANCE, September 30, 2011	29,626,916	$29,627	$9,448,209	$110,068	$(8,718,198)	$2,038,527	$2,908,233

The accompanying notes are an integral part of these consolidated financial statements.

PERFECTENERGY INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ELEVEN MONTHS ENDED SEPTEMBER 30, 2011 AND FISCAL YEAR ENDED OCTOBER 31, 2010

	Eleven Months Ended	Fiscal Year Ended
	September 30,	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,627,177)	$(2,728,098)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Depreciation	1,500,094	1,838,838
Bad debt expenses	163,298	2,120,398
Provisions on inventory	1,243,524	-
Recovery on obsolete inventory	-	(87,884)
Loss from discontinuance of construction project	-	28,280
Stock-based compensation expense	39,722	1,270,721
Change in fair value of derivative instruments	-	(29,564)
Changes in assets and liabilities:
Accounts receivable	1,296,355	(548,288)
Other receivables	459,217	1,846,282
Inventories	(17,009,262)	1,525,470
Prepayments	838,328	(710,496)
Deferred tax assets	9,924	341,774)
Accounts payable	22,631,904	(4,214,023)
Accrued liabilities	155,860	(57,808)
Customer deposits	82,328	(1,860,780)
Other payables	133,920	(62,982)
Taxes payable	(3,628,945)	246,253
Net cash provided by (used in) operating activities	289,090	(1,081,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(145,632)	(762,719)
Refund of deposit from land use rights	-	279,850
Net cash used in investing activities	(145,632)	(482,869)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,750	373,975

INCREASE (DECREASE) IN CASH	161,207	(1,190,801)

CASH, beginning of year	2,392,053	3,582,854

CASH, end of year	$2,553,260	$2,392,053

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

(a) Organization and Description of Business

Perfectenergy International Limited (“PFGY” or the “Company”) was incorporated in the State of Nevada on February 25, 2005.  The Company, through its subsidiaries, is principally engaged in the research, development, manufacturing, and sale of solar cells, solar modules, and photovoltaic (“PV”) systems.  The Company’s manufacturing and research facility is located in Shanghai, China, and it has sales and service offices in Shanghai, China and Germany.

On February 28, 2008, the Company formed Perfectenergy Solar-Tech (Shanghai) Ltd. (“Perfectenergy Solar-Tech”) under the laws of the People’s Republic of China as a wholly owned subsidiary of Perfectenergy International Limited (“Perfectenergy BVI”), a wholly owned subsidiary of the Company. The Company obtained approval from local authority for a reduction in Perfectenergy Solar-Tech's required registered capital from $20 million to $4 million. All registration documents of Perfectenergy Solar-Tech were completed in early September 2010.

The Company has incurred a net loss of $7.6 million for the eleven months ended September 30, 2011 and has an accumulated deficit of $8.7 million as of September 30, 2011. Notwithstanding the foregoing, the Company has negative working capital of $2 million as of September 30, 2011. Although it can provide no assurances that it will be successful, management anticipates that the Company will generate sufficient cash flows to fund its operations for the next twelve months by increasing the volume of its product sales and using a RMB 30 million line of credit from a local export agent.   The Company’s ability to continue its operations for the next 12 months is primarily dependent upon its ability to grow its planned level of operations and obtain sufficient financial support and additional capital at acceptable costs.  If events or circumstances occur such that the Company is unable to or does not meet its operating plan as expected and obtained additional financing within 12 months, the Company may be required to significantly curtail or cease its operations.  The Company’s history of operating losses and lack of binding financing commitments raise substantial doubt as to its ability to continue as a going concern.

(b) Basis of Presentation and Principles of Consolidation

The Company changed its year end from October 31 to September 30 effective May 4, 2011. The financial statements presented herein include the statements of operations and cash flows for the eleven months ended September 30, 2011, and the fiscal year ended October 31, 2010, which represents the period of the prior year most comparable to the current period. There are no material factors or trends that affect the comparability of the periods.

The accompanying consolidated financial statements of the Company and all its wholly owned subsidiaries, Perfectenergy BVI, Perfectenergy (Shanghai) Limited (“Perfectenergy Shanghai”), Perfectenergy GmbH (“Perfectenergy GmbH”), and Perfectenergy Solar-Tech, as of September 30, 2011 and for the fiscal year ended October 31, 2010, have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP’).

All significant intercompany balances and transactions have been eliminated in consolidation.  The Company has reclassified certain prior year amounts to conform to the current year presentation. These reclassifications have no effect on net loss.

 PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(e) Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, which is when a signed sales contract or purchase order is received from the customer; 2) delivery has occurred, which is when legal title and risk of loss pass to the customer and no other performance obligations remain; 3) the fee is fixed and determinable, and 4) collection is reasonably assured. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the PRC local government. All of the Company’s products that are sold in Germany are subject to a German VAT at a rate of 19% of the gross sales price or at a rate approved by the German government. The revenue is recognized net of VAT tax, discount and allowance at the time.

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

The Company offers pricing protection to some of its distributor customers whereby the Company supports the distributor’s resale product margin on certain products held in the distributor’s inventory. The Company analyzes current requests for credit in process, also known as ship and debits, and inventory at the distributor to determine the ending sales reserve required for this program. Reserves are reduced directly from revenue and recorded as a reduction to accounts receivable at the time the related sales is recorded.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The reporting currency of the Company is the United States dollar. In translating the financial statements of the Company’s subsidiaries from their functional currency into the Company's reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date, and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in shareholders’ equity.

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

(h) Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash.

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(n) Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment annually, and more often if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.  As of September 30, 2011, the Company expects these assets to be fully recoverable.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(r) Shipping and Handling

Costs related to shipping and handling of the products sold is included in selling, general and administrative expenses.  Shipping and handling expense of sales amounted to $963,977 for the eleven months ended September 30, 2011 and $2,166,191 for the fiscal year ended October 31, 2010.

(s) Advertising

Advertising expenses are expensed as incurred, and the expense was nil during the periods.

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(u) Earnings per Share

The Company reports earnings per share in accordance with the provisions of Accounting Standard Codification (“ASC”) 260 Earnings Per Share. This standard requires the presentation of earnings per share (EPS) as basic EPS and diluted EPS in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic EPS excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Eleven Months Ended September 30, 2011	Fiscal Year Ended October 31, 2010

Net loss for basic earnings per share	$(7,627,177)	$(2,728,098)

Weighted average shares used in basic computation	29,626,916	29,626,916
Diluted effect of options and warrants	-	-
Weighted average shares used in diluted computation	29,626,916	29,626,916

Weighted Average Earnings per share
Basic	$(0.26)	$(0.09)
Diluted	$(0.26)	$(0.09)

For the eleven months ended September 30, 2011 and fiscal year ended October 31, 2010, none of the issued and outstanding warrants and options were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2011	October 31, 2010
Accounts receivable	$2,716,106	$3,992,826
Less: allowance for doubtful accounts	163,298	-
	2,552,808	$3,992,826

At September 30, 2011, a 100% allowance was provided on those outstanding balances that we believe to be doubtful. There was no doubtful allowance at October 31, 2010.

Note 4 – Other Receivables

Other receivables consisted of the following:

	September 30, 2011	October 31, 2010
Other receivables – Current	$406,418	$457,943
Other receivables – Noncurrent	3,803,387	3,803,387
Less: allowance for doubtful accounts	(3,803,387)	(3,803,387)
Total	$406,418	$457,943

Other receivables mainly consist of deposits to the landlord and VAT tax receivable of $388,608 as of September 30, 2011.  Based on an analysis of the ending balance, no allowance for doubtful account is considered to be necessary.

In June and July 2008, Perfectenergy Shanghai entered into three purchase contracts for purchasing original MEMC granular polysilicon from Sun Materials GmbH (“Sun Materials”).  In accordance with the terms of the purchase contracts, Perfectenergy Shanghai paid 100% of the advance payments to Sun Materials totaling approximately $3.8 million. However, as of December 2009, Sun Materials was unable to either deliver the goods or return most of the advancement. Followed by an abstract debt acknowledgement and repayment agreement between Sun Materials and Regus Management Corp., British Virgin Island (“Regus BVI”), its original supplier for the MEMC granular polysilicon, Regus BVI was obligated to repay the prepayments in five installments.  Regus BVI made a small initial repayment, which was not in accordance with the terms established in the repayment agreement.  There have been no payments from any parties involved.  Based on our continuous assessment on September 30, 2011, doubts as to the collectability of this advancement still exists, management estimated that a 100% provision (approximately $3.8 million) is necessary against the full amount.  The Company will continue to assess the collectability and make necessary adjustment if circumstances dictate.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Inventories

Inventories consisted of the following:

	September 30, 2011	October 31, 2010
Raw materials	$671,548	$703,452
Finished goods	25,317,752	7,726,441
Work in progress	202,426	277,760
Supplies	-	15,709
Less inventory reserve	(1,828,931)	(561,796)
Total	$24,362,795	$8,161,566

 Movement on inventory reserve:

	September 30, 2011	October 31, 2010
Beginning balance	$561,796	$637,335
Additions charged to costs of goods sold	1,243,524	84,389
Recovery on obsolete inventory	-	(172,274)
Foreign currency translation adjustments	23,611	12,346
Ending balance	$1,828,931	$561,796

The increase in inventory reserve is mainly related to additional net realizable value provision against the PV modules held on hand/in transit due to devaluation of modules in the current market.

Note 6 – Prepayments

Prepayments are mostly monies deposited or advanced to outside vendors on future inventory purchases.  Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis and lower than market price.  This amount is refundable and bears no interest.  Total outstanding prepayments for inventory purchases were $335,682 and $1,197,636 as of September 30, 2011 and October 31, 2010, respectively.

Note 7 – Property and Equipment, net

Property and equipment consisted of the following:

	September 30, 2011	October 31, 2010
Leasehold Improvements	$2,082,494	$1,959,528
Transportation equipment	335,094	321,774
Machinery	7,643,211	7,321,695
Office equipment	313,792	219,731
Less: accumulated depreciation	(5,446,687)	(3,790,339)
Total	$4,927,904	$6,032,389

Depreciation expense for the eleven months ended September 30, 2011 amounted to $1,500,094 and for the fiscal year ended October 31, 2010 amounted to $1,838,838.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In lieu of making cash payments, the Company offered to issue restricted common stock at a valuation of $4.00 per share for the first 30 days that the registration statement was late in being declared effective by the SEC, to which certain of the Investors agreed.  Thus, the Company owed the Investors taking cash payments a total of $912,347 as late registration payments.  As of September 30, 2011, the Company paid $390,744 to the Investors and issued aggregate 41,780 shares of common stock valued at $167,120 to seven of the Investors in lieu of a cash payment.  The settlement of the remaining $521,603 is still in progress and is recorded in accrued liabilities, and the expected final payment date is pending by the Company’s Board of Directors.

Note 9 – Retirement Benefit Plans

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees.  Employees are entitled to an annual pension at retirement.  The PRC government is responsible for the benefit liability to these retired employees.  The Company is required to make contributions to the state retirement plan at 22% of the monthly basic salaries of the current employees. The Company made pension contributions in amount of $284,590 for the eleven months ended September 30, 2011, and $227,504 for the fiscal year ended October 31, 2010.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Accounting for Stock-Based Compensation (continued)

Stock-based award activity was as follows:

	Option Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at October 31, 2010	121,238	1,369,387	$2.54	6.76	$	―
Granted	―	―	―	―		―
Cancelled	—	―	―	―		―
Exercised	―	―	―	―		―
Outstanding at September 30, 2011	121,238	1,369,387	$2.52	5.83	$	―

Exercisable at September 30, 2011	―	1,236,054	$2.79	5.55		$—

As of September 30, 2011, approximately $19,425 of estimated expense with respect to non-vested stock-based awards has yet to be recognized and will be recognized as an expense over the employee’s remaining weighted average service period of approximately 1 year.  The following table shows the share-based compensation for the comparative period in 2011 and 2010.

	Eleven Months ended September 30, 2011	Year ended October 31, 2010
Selling, general and administrative	$39,722	$1,270,721
Research and development	–	–
	$39,722	$1,270,721

The following table summarizes ranges of outstanding and exercisable stock-based award as of September 30, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
	Average	Contractual		Average	Contractual
Number	Exercise	Life	Number	Exercise	Life
of Options	Price	(in years)	of Options	Price	(in years)
1,044,387	$2.8	5.86	1,044,387	$2.8	5.86
125,000	$4.08	1.33	125,000	$4.08	1.33
200,000	$0.2	8.51	66,667	$0.2	8.51
1,369,387	$2.52	5.83	1,236,054	$2.79	5.55

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Surplus Reserve Fund

Pursuant to the PRC’s accounting standards, Perfectenergy Shanghai and Perfectenergy Solar-Tech are required to set aside 10% of their after-tax profit each year to their general reserves until the accumulative amount of such general reserves reaches 50% of their respective registered capital.  These allocations must be made before Perfectenergy Shanghai or Perfectenergy Solar-Tech can distribute any cash dividends to their sole shareholder, Perfectenergy BVI.

In addition to using the funds in their surplus reserves to distribute cash dividends to their shareholders, Perfectenergy Shanghai and Perfectenergy Solar-Tech may also use such funds (i) during a liquidation, (ii) to cover a previous years’ losses, if any, (iii) for business expansion, or (iv) for conversion to registered capital by issuing new shares to existing shareholders in proportion to their holdings, provided that the remaining surplus reserve fund balance after such issue is not less than 25% of each of their registered capital, or by increasing the par value of the shares currently held by existing shareholders.  For the eleven months ended September 30, 2011 neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contribution to their respective surplus reserve fund.

Enterprise Fund

The enterprise fund may be used to acquire plant and equipment or to increase working capital to expand on production and business operations.  No minimum contribution is required, and neither Perfectenergy Shanghai nor Perfectenergy Solar-Tech made any contributions to their respective enterprise fund for the eleven months ended September 30, 2011.

Note 12 – Income Taxes

Perfectenergy International Limited

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

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Income Taxes (continued)

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

The income tax expense is summarized as follows:

	Eleven Months ended September 30, 2011	Fiscal Year ended October 31, 2010
Current:
PRC	$23,567	$293,072
U.S.	$—	$—
German	$—	$246,279
	$23,567	$539,351
Deferred:
PRC	$—	$—
U.S.	$—	$—
German	$—	$—
	$—	$—
Income tax expense	$23,567	$539,351

Perfectenergy US, Perfectenergy GmbH, Perfectenergy Shanghai, and Perfectenergy Solar-tech all suffered an operating loss for the fiscal year ended October 31, 2010 and for the eleven months ended September 30, 2011 as well. Management reviews the valuation allowance periodically. As a result, a full valuation allowance has been recognized on the deferred tax asset benefit to reduce the asset to zero, since the Company determined that it was more likely than not that the deferred tax assets would not be utilized based on the Company’s limited operating history and future operating projections.

Significant components of the Company’s deferred tax assets are as follows:

	As of September 30, 2011	As of October 31, 2010
Deferred tax assets
Losses carried forward (PRC)	$158,379	$-
Losses carried forward (U.S.)	$135,000	$-
Losses carried forward (German)	$1,570,184	$10,184
Less: valuation allowance	$(1,863,563)	$-
Deferred tax asset, net	$-	$10,184
Non-current portion	$-	$10,184

There was no material effect to loss per share if the statutory income tax had been applied.

The Company also recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by tax authorities, based solely on the technical merits of the position. The Company has made the assessment at the level of tax authority for each tax position (including the potential application of interest and penalties) based on the technical merits. As a result, the Company determined that there were no material unrecognized tax benefits as of September 30, 2011.

 PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Concentration of Risk

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and demand deposits in accounts maintained with either state owned banks or renowned local banks within the PRC, the United States, Hong Kong, and Germany.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash.  The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong, or may exceed Compensation Scheme of German Banks and Deposit Protection Fund of Association of German Banks insured limits for the banks located in Germany (amounts up to €1.5 million per depositor are fully protected in German Banks).  Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  Total cash in banks at which the Company’s deposits are not covered by insurance amounted to $181,481 and $1,170,245 at September 30, 2011 and October 31, 2010, respectively.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Major Customers

Five customers together accounted for approximately 74% of the Company’s net revenue for the eleven months ended September 30, 2011 and 64% for fiscal year ended October 31, 2010 of the Company’s sales. These customers accounted for approximately 69% and 47% of the Company’s accounts receivable as of September 30, 2011 and October 31, 2010, respectively.

The following table summarizes customers that contributed greater than 10% of net revenues:

Name of Customer	Eleven months ended September 30, 2011	Fiscal Year ended October 31, 2010
Customer A	35%	*
Customer B	17%	*
Customer C	14%	22%
Customer D	*	28%

* Less than 10%

The following table summarizes customers with greater than 10% of outstanding accounts receivables:

Name of Customer	As of September 30, 2011	As of October 31, 2010
Customer A	34%	*
Customer B	39%	*
Customer C	* %	20%

* Less than 10%

Major Vendors

For the eleven months ended September 30, 2011, the Company purchased approximately 55% and 46% for the fiscal year ended October 31, 2010 of raw materials from three major suppliers. These suppliers represented 50% and 64% of the Company’s total accounts payable as of September 30, 2011 and October 31, 2010, respectively.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Concentration of Risk (continued)

The following table summarizes suppliers that provided greater than 10% of net purchases:

Name of Supplier	Eleven Months ended September 30, 2011	Fiscal Year ended October 31, 2010
Supplier A	26%	16%
Supplier B	14%	*
Supplier C	15%	12%
Supplier D	*	18%

* Less than 10%

The following table summarizes suppliers with greater than 10% of outstanding accounts payables:

Name of Supplier	As of September 30, 2011	As of October 31, 2010
Supplier A	24%	*
Supplier B	22%	*
Supplier C	4%	*
Supplier D	*	24%
Supplier E	*	23%
Supplier F	*	17%

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

 PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Concentration of Risk (continued)

Revenue by Geographic Area

Revenues are attributed to geographic areas based on the final shipping destination of the Company’s products.  The following table summarizes the financial information for the Company’s revenues based on geographic area:

Geographic Area	Eleven Months Ended September 30, 2011	Fiscal Year ended October 31, 2010
China	$1,818,677	$4,341,814
Germany	48,508,871	70,259,276
Total revenues	$50,327,548	$74,601,090

Note 14 – Commitments

Operating Lease Commitments

The Company’s office lease for Perfectenergy Shanghai is under a five-year term expiring May 31, 2011 with a monthly rent of approximately $17,000 (RMB 115,199) and extends the lease for another 5 years with monthly rent of approximately $26,000 (RMB170,000) until May 31, 2016.   The Company entered into a three-year office lease for Perfectenergy GmbH expiring February 28, 2014 with a monthly rent of approximately $5,720 (approximately EUR 3,855).  The Company entered into a two-year lease for Perfectenergy Solar-Tech that expired March 14, 2010 with a monthly rent of $5,900 (approximately RMB 40,000), which lease was extended through 2012 and can be suspended upon mutual agreement of both parties based on an oral agreement with the landlord.  At September 30, 2011, total future minimum lease payments under an operating lease were as follows:

Period Ended September 30,	Amount
2012	$382,011
2013	$382,011
2014	$351,226
2015	$336,835
2016 and Thereafter	$224,557

Total rent expense for the eleven months ended September 30, 2011 and fiscal year ended October 31, 2010 amounted to $329,225 and $304,569, respectively.

Note 15 – Subsequent Event

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after September 30, 2011 through the date we issued the consolidated financial statements and disclose the following:

We are involved in disputes with Doorline GmbH (“Doorline”), a significant customer, and Hengdian Group DMEGC Solar Division (“DEMGC”), an OEM supplier. All the sales to Doorline that are the subject of these disputes were made subsequent to September 30, 2011. Doorline refused to make payment due to the Company in the amount of €2,572,280 by claiming it received faulty products. As a result, the Company stopped payment in the amount of €2,053,976 (outstanding Accounts Payable at €4,894,399 as of September 30, 2011) to DEMGC pursuant to a warranty coverage clause in our OEM contract with DEMGC. DEMGC has taken legal actions against the Company to collect the payment. We are currently negotiating with both parties and there is a contingency that we will take the losses if the warranty coverage from DEMGC cannot meet total claims from Doorline.

PERFECTENERGY INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent Event (continued)

Also according to a memorandum with Shenzhen Top Grade dated December 14, 2011, Shenzhen Top Grade agreed to lend us up to CNY30 million (equivalent to $4.7 million) based on the condition that we use Shenzhen Top Grade as our export agent for a total value of $26 million during the 2012 calendar year. At the end of March 2012, the Company had borrowed a total of $2.6 million from Shenzhen Top Grade to fund our operations.

Note 16 - Transition Period Comparative Data

The following table presents certain financial information for the eleven months ended September 30, 2011 and 2010 respectively:

	Eleven Months Ended September 30,
	2011	2010 (Unaudited)

Revenue	$50,327,548	$68,922,542
Gross Profit/(Loss)	(2,331,101)	6,058,922
Losses Before Taxes	(7,603,610)	(2,707,308)
Income Taxes	23,567	49,415
Net Losses	(7,627,177)	(2,756,723)

Weighted average shares outstanding	29,626,916	29,626,916

Weighted Average Losses per share Basic and Diluted	$(0.26)	$(0.09)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTENERGY INTERNATIONAL LIMITED

Dated: August 1, 2012	/s/ Wennan Li
Wennan Li, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Wennan Li	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, Principal Financial and Accounting Officer	August 1, 2012
Wennan Li

/s/ Min Fan	Director	August 1, 2012
Min Fan

/s/ Yunxia Yang	Director	August 1, 2012
Yunxia Yang

/s/ Adam Roseman	Director	August 1, 2012
Adam Roseman

	Director	August 1, 2012
Yajun Wu

28